Form 10KSB40
period 1996-12-31
CRAGAR INDUSTRIES INC /DE
filed 1997-03-31
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ to __________


                           Commission File No. 1-12559


                        CRAGAR INDUSTRIES, INC.
            (Name of small business issuer in its charter)

                  DELAWARE                                 86-0721001
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)


                 4636 NORTH 43RD AVENUE, PHOENIX, ARIZONA 85031
                    (Address of principal executive offices)

                                 (602) 247-1300
                           (Issuer's telephone number)

         Securities Registered Under Section 12(b) of the Exchange Act:

COMMON STOCK, $.01 PAR VALUE                     THE BOSTON STOCK EXCHANGE
COMMON STOCK PURCHASE WARRANTS                   THE BOSTON STOCK EXCHANGE

         Securities Registered Under Section 12(g) of the Exchange Act:

                                      NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $18,625,497.

         At March 21, 1997, the aggregate market value of Common Stock held by non-affiliates of the registrant was $8,845,362, based on the closing sales price of the Common Stock on such date as reported by the Nasdaq SmallCap Market.

         The number of shares outstanding of the registrant's Common Stock on March 21, 1997 was 2,210,305.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions from the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             CRAGAR INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I   .....................................................................................................    1
                  ITEM 1.           DESCRIPTION OF BUSINESS...................................................    1
                  ITEM 2.           DESCRIPTION OF PROPERTY...................................................   13
                  ITEM 3.           LEGAL PROCEEDINGS.........................................................   13
                  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                    HOLDERS...................................................................   14

PART II  .....................................................................................................   14
                  ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                                    AND RELATED STOCKHOLDER MATTERS...........................................   14
                  ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                    PLAN OF OPERATION.........................................................   15
                  ITEM 7.           FINANCIAL STATEMENTS......................................................   27
                  ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                    DISCLOSURES...............................................................   27

PART III .....................................................................................................   27
                  ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                    REGISTRANT ...............................................................   27
                  ITEM 10.          EXECUTIVE COMPENSATION....................................................   27
                  ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                    OWNERS AND MANAGEMENT.....................................................   27
                  ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                                    TRANSACTIONS..............................................................   27
                  ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K..........................................   27

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         Cragar Industries, Inc. (the "Company") designs, produces, and sells high-quality, custom vehicle wheels and wheel accessories. The Company believes that the CRAGAR name is one of the most widely recognized brand names in the automotive aftermarket industry. The Company's broad selection of products is designed to appeal to a wide range of automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. The Company sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers, and mail order houses. Major resellers include Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire.

         In order to appeal to a broad spectrum of consumers, the Company offers a wide selection of custom wheels. CRAGAR's products include entry-level custom steel wheels, wire and spoked wheels that are popular with urban and inner city consumers, chrome plated, one-piece cast aluminum wheels designed to appeal to the luxury automobile owner, and race wheels that are used by both amateur and professional race drivers. The Company's wheels feature classic designs that have been sold under the CRAGAR name since the 1960s as well as contemporary designs that reflect continually changing consumer preferences. The Company sells its products under a variety of brand names, including CRAGAR(R), CRAGAR Lite(TM), Keystone Klassic(R), S/S(R), Star Wire(TM), TRU-CRUISER(TM), and TRU-SPOKE(R).

ORGANIZATION AND CORPORATE HISTORY

         The Company was incorporated in Delaware in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. In December 1996, the Company successfully completed an initial public offering (the ("IPO") of 850,000 shares of its Common Stock, $0.01 par value ("Common Stock") and warrants to purchase 850,000 shares of Common Stock (the "Warrants"). The initial public offering price was $6.00 per share of Common Stock and $0.10 per Warrant. Each Warrant was immediately exercisable and entitles the registered holder to purchase one share of Common Stock at a price of $6.60. The Warrants expire on December 18, 2001. In connection with the offering, the Company issued to the underwriter additional warrants to purchase up to 85,000 shares of Common Stock and 85,000 Warrants at an exercise price of $7.50 per share of Common Stock and $0.125 per Warrant. The underwriter was also granted an over-allotment option of 127,500 shares of Common Stock and/or 127,500 Warrants. On December 31, 1996, the underwriter exercised a portion of its over-allotment option and purchased 70,000 shares of Common Stock and 127,500 Warrants. The underwriters' option to purchase the additional 57,500 shares of Common Stock has expired.

INDUSTRY BACKGROUND

         Size and Growth of Industry

         The automotive wheel industry is generally divided into two segments, original equipment wheels and custom aftermarket wheels, which together accounted for approximately $2.0 billion in manufacturer sales during 1994. Of this amount, the custom wheel segment, in which the Company operates, represented manufacturer sales of approximately $650 million, an annual increase of 15.5% over the total of $420 million achieved in 1991.

         The Company attributes the continuing growth in the custom wheel segment of the automotive wheel industry to several factors, including (i) increased sales of domestic cars, sport utility vehicles, and light trucks, which have resulted in greater numbers of vehicles in use and, consequently, more potential consumers of automotive aftermarket products such as the Company's wheels; (ii) increased average vehicle life, which the Company believes contributes to greater demand for automotive aftermarket products, such as custom wheels, as vehicle owners seek to enhance the appearance of older vehicles; and (iii) increased sales of custom wheels through tire dealers, performance retailers, and other specialty automotive outlets. The Company believes that the desire of many vehicle owners for individuality in the appearance and styling of their vehicles will lead to continued growth in the custom wheel market, since the installation of custom wheels represents one of the easiest, least expensive, and quickest ways for such owners to dramatically alter their vehicles' appearance.

         Product Offerings

         The custom wheel market is generally divided into six product categories: one-piece aluminum wheels (representing 36% of the market); performance racing wheels (20%); two-piece aluminum wheels (16%); steel wheels (14%); wire wheels (10%); and composite wheels (4%). These product categories are differentiated by the material content of the wheel, the level of technology necessary to produce the wheel, price, target customer, styling attributes, and applications. While the Company offers products in each of these product categories, the Company believes that the market for one and two-piece aluminum wheels has grown substantially relative to the other categories of wheels and will continue to do so in the future.

         Product Distribution

         Custom wheel manufacturers and assemblers may sell their products to wholesalers (such as large warehouse distribution centers), directly to product retailers (such as tire and auto parts dealers and performance automotive centers), or directly to the public via mail order, sales outlets, or direct telemarketing. A number of the Company's competitors have taken a step toward vertical integration by establishing company-owned warehouse distribution centers that can sell their products to retailers or directly to the public. To spread the overhead costs associated with establishing these company-owned distribution centers, such centers often carry competitors' products. In addition to the other distribution channels discussed herein, the Company has at certain times in the past sold its products through distribution centers operated by its competitors, such as American Racing Equipment, Inc. and Prime Wheel-Golden Wheel.

         Fragmented Nature of Industry

         The Company believes that the custom wheel industry is highly fragmented, with only a few companies holding market share in excess of 10%. Like the Company, many of its competitors do not manufacture their own wheels, but purchase the wheel components from third parties for later assembly and sale to the public. Unlike the Company, however, most of its competitors do not offer a full line of custom wheel products nor have an established brand identity. The Company believes that the fragmented nature of the custom wheel market offers an opportunity for certain competitors, such as the Company, to act as market consolidators through the acquisition of other custom wheel companies or product lines that can complement their existing operations.

         The industry data presented herein is derived from information obtained from the Specialty Equipment Market Association and Lang Market Resources, Inc.

BUSINESS STRATEGY

         The Company's objective is to become the premier supplier of custom wheels and wheel accessories in the automotive aftermarket. The Company will seek to achieve this objective by pursuing the following strategies:

         Increase Marketing Efforts

         The Company intends to increase its marketing, advertising, and promotional efforts to further enhance and leverage the strength of the CRAGAR brand name. Promotional efforts will include an increased emphasis on the Company's relationships with drag race drivers and teams and on the sponsorship of professional and amateur drag race events sanctioned by the National Hot Rod Association ("NHRA"). Additionally, public relations campaigns will be conducted in trade publications, racing magazines, and consumer magazines. The Company also has developed distinctive point-of-purchase displays directed to end consumers. As a means to leverage the strength of its brand names, the Company will pursue licensing arrangements for its brand names to be featured on high-quality automotive aftermarket and other products.

         Expand Product Distribution

         The Company intends to expand its product distribution capabilities in underserved markets, such as California, southern Florida, New England, and the northwestern United States, and to broaden its customer base to include major tire distributors that supply both national and local retail tire stores. Historically, the Company has focused its distribution efforts on selected domestic markets, which are served by value-added resellers specializing in selling high-performance automotive aftermarket parts and accessories. The Company has also implemented a national accounts program in which it would sell products directly to mass merchandisers that require factory direct service. The Company has established a redistribution arrangement necessary to serve these national account prospects as well as certain local and regional areas not serviced by its current warehouse distributors. In addition, CRAGAR will seek to develop and enhance relationships with distributors in selected foreign countries, such as Japan, Mexico, Russia, Australia, and Germany, where it believes it currently enjoys significant brand name recognition.

         Enhance Existing Product Lines; Develop New Products

         The Company plans to enhance its existing product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years and to develop new product lines to meet changing consumer demands. In addition, the Company intends to continue to increase its product development efforts with increased emphasis on products for trucks and sport utility vehicles. In this regard, during the past two years the Company introduced its CRAGAR Lite wheel line, introduced a series of one-piece aluminum wheels, and significantly broadened its TRU-SPOKE line with three new wheel designs and a new line of accessories. The Company also is test marketing a new line of custom wheels that feature distinctive wheel coatings, such as camouflage, marble, and simulated carbon fiber.

         Pursue Strategic Acquisitions and Alliances

         The Company plans to pursue strategic acquisitions and alliances to capitalize on the substantial fragmentation of the market for custom wheels and wheel accessories and the difficulty of market participants in maintaining product selection broad enough to meet customer demands resulting from the increase in the variety of domestic and imported vehicle makes and models. Acquisition or alliance candidates will be selected based on their potential to broaden the Company's product lines or enlarge its product offerings, expand the geographical scope of its distribution network into new or underserved markets, enhance the Company's marketing, distribution or product development capabilities, or reduce unit costs. The Company currently has no specific agreements or understandings with respect to any acquisitions or alliances.

         Improve Operating Efficiencies

         The Company intends to improve its operating efficiencies by enhancing its assembly and materials handling through plant upgrades, the purchase of new equipment, and the implementation of more sophisticated inventory management and by outsourcing certain of its production processes. The Company has begun to selectively outsource the processing, assembly, and manufacturing of some of its custom wheels, components, and accessories, and expects to explore further outsourcing in the future. The Company believes that the outsourcing of selected products and processing operations will enable it to devote a greater percentage of its resources to product design, marketing, and distribution, and to shift certain inventory, warranty, and other risks to its suppliers.

PRODUCTS

         CRAGAR offers a large variety of custom wheels, which can be divided into six general categories: (i) wire or spoked wheels; (ii) composite wheels, known as Legacy and CRAGAR Lite wheels; (iii) steel wheels; (iv) race wheels;
(v) street steel wheels; and (vi) one-piece cast aluminum wheels. In addition, the Company offers a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps.

         The following table provides sales and other information about the Company's major product lines:


                             % OF 1996           % OF 1995           TYPE OF
PRODUCT LINE                GROSS SALES         GROSS SALES        CONSTRUCTION               CUSTOMER NICHE
------------                -----------         -----------        ------------               --------------

Wire or Spoked                 19.5%               24.2%        Steel spokes                  Urban and inner
Wheels, Star                                                    attached to inner             city consumers
Wire                                                            steel hub and outer
                                                                steel rim or felly

Composite,                     24.3%               17.8%        Inner cast aluminum           Nostalgia car and
Legacy, and                                                     disc welded to outer          current line truck
CRAGAR Lite                                                     steel rim                     owners
Wheels

Steel Wheels                   17.0%               16.7%        Inner steel disc              Low-end
                                                                welded to outer steel         consumers of all
                                                                rim                           types of vehicles

Race Wheels                    16.9%               15.8%        Two outer aluminum            Pro and amateur
                                                                rim halves welded             race drivers and
                                                                together with                 performance car
                                                                aluminum center or            owners
                                                                spacer

Street Steel                    8.7%               8.5%         Three piece steel and         Hot rod and race
Wheels                                                          aluminum center               enthusiasts with
                                                                welded to outer steel         cars and trucks
                                                                rim

One-piece Cast                  7.9%               7.8%         Cast one-piece                Low and high-end
Aluminum                                                        aluminum with                 consumers of all
Wheels                                                          machined, painted,            types of vehicles
                                                                or chrome finish

Wheel                           4.6%               4.6%         Steel and aluminum            All types of
Accessories                                                     hub caps, lug nuts,           consumers and
                                                                spinners, locks,              vehicles
                                                                spacers

Miscellaneous                   1.1%               4.6%         Excess wheels and             N/A
                                                                accessories

         Wire or Spoked Wheels

         CRAGAR offers a complete line of chrome plated wire or spoked wheels. The Company sells most of these products under the TRU-SPOKE brand name, although it offers a spoked wheel product using patented technology, called the Star Wire, which is sold under the CRAGAR brand name. Wire wheels are high-end, niche products that are sold to a limited group of vehicle owners. Recently, CRAGAR introduced a new look for the TRU-SPOKE brand name, incorporating a new decorative medallion and spinner and several new wheel styles, including wheels with diamond spokes, a wheel with 102 spokes, a wheel with eighteen 5/8-inch
(fat) spokes, and a lower priced wheel with 13 pairs of spokes. From time to time, CRAGAR also supplies other companies with wire wheels under private labels.

         Composite, Legacy, and CRAGAR Lite Wheels

         Composite wheels consist of a chrome plated die cast aluminum center welded to a chrome plated rolled steel outer rim. CRAGAR patented the process of attaching the aluminum center to the steel rim in 1964. In addition to the Company's popular S/S and SS/T composite wheels, the Company in 1995 purchased the exclusive rights to manufacture and market the Keystone Klassic, one of the most popular wheels in automotive history. The Company believes this product solidifies CRAGAR's Legacy Line to include the most popular nostalgia wheels in the market. The Company recently introduced 16 and 17 inch versions of its S/S wheel.

         Another addition introduced in 1995 was the Company's development (with patent pending technology) of the CRAGAR Lite wheel line using a new light-weight steel rim. While over 30% lighter than conventional rims, these light-weight rims are stronger than conventional rims because the rims are made of high-strength alloy steel. The CRAGAR Lite rim improves ride stability, reduces wheel vibrations, lessens wear on the suspension, and enhances fuel economy. The Company currently has two CRAGAR Lite styles, both used for front-wheel drive vehicles.

         Steel Wheels

         CRAGAR steel wheels have been sold for over 30 years. While aluminum has slowly been replacing steel as the major wheel material, the Company continues to sell large quantities of steel wheels, which represent a less costly option for many consumers. The Company currently has a supply arrangement to purchase fully assembled steel wheels. From time to time, CRAGAR also supplies other companies with steel wheels for resale under private labels.

         Race Wheels

         CRAGAR race wheels are higher-priced, three-piece, lightweight, polished aluminum wheels. These wheels are used by professional drag racers, who are sometimes provided CRAGAR wheels without charge in return for their promotion of CRAGAR and for displaying a CRAGAR sticker on their cars. The Super Race and the Super Star are the Company's two highest-end professional race wheels.

         The Company also sells race wheels to amateur racers, professional racers, and individuals who want the look of the race wheel for street use. The race wheels for this product category are the Dragstar and the Super Lite II. In addition, the Company has introduced a series of race wheels with billet centers for street use.

         Street Steel Wheels

         The Company sells chrome plated steel, look-alike versions of its race wheels. The Street Star is a lower-priced copy of the Dragstar, and the Street Lite is a copy of the SuperLite II.

         One-Piece Cast Aluminum Wheels

         The Company currently offers several styles of one-piece cast aluminum wheels. One category of one-piece cast aluminum wheels consists of high-end, chrome-plated, polished, machine finish or silver-painted wheels with innovative styling. The highest-end styles are designed for CRAGAR's "muscle car" or "hot rod" niche, including classic Mustangs, Camaros, Firebirds, and Monte Carlos. In addition, these wheels are also popular with owners of high-end European and Japanese cars. The Company also offers certain other polished and machine finished one-piece, cast aluminum wheels designed for light trucks. These wheels are currently purchased from manufacturers in the Philippines, Taiwan, China, Indonesia, and the United States.

         Other categories of one-piece cast aluminum wheels consist of the Hammer, Star, Blade, and Modular styles. These styles have been on the market for many years and are available from almost all of the Company's domestic and foreign competitors. These wheels have become "commodity" items and provide relatively small gross margins. These wheels are currently purchased from manufacturers in China and the United States.

         Wheel Accessories

         The Company offers a large and varied line of accessories, including hubcaps, medallions, lug nuts, washers, steel locks, spinners, beadlock rings, and trim rings. Accessories are sold both packaged and loose.

         The packaging is either in boxes or shrink wrap with paper board. Most of these accessories are sourced from the Far East.

PRODUCT DEVELOPMENT

         The Company currently offers a broad spectrum of products that are designed to fit a wide variety of automobiles, vans, and trucks. The Company plans to leverage these product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years. In addition, the Company intends to increase its product development efforts with increased emphasis on products for trucks and sport utility vehicles. In this regard, during the past two years the Company introduced its CRAGAR Lite Wheel line and significantly broadened its TRU-SPOKE line with three new wheel designs and a new line of accessories. The Company is test marketing a new line of custom wheels that feature distinctive wheel coatings, such as camouflage, marble, and simulated carbon fiber.

         To enhance its product development efforts, the Company plans to engage an experienced outside consultant to assist the Company's current in-house product development staff. In addition, the Company plans to supplement its existing product development staff with the addition of one or more new employees with product development experience.

DISTRIBUTION, SALES AND MARKETING

         Product Distribution

         The Company currently sells its products through the following distribution channels:

                  Warehouse Distributors. The Company sells its products to warehouse distributors that sell to tire dealers, automotive performance retailers, service stations, and specialty boutiques. These customers include J.
H. Heafner Company, Inc., B & R Wholesale Tire and Wheel, and Keystone Automotive Warehouse. Automotive aftermarket warehouse distributors often stock a full selection of high-quality merchandise. The Company believes that warehouse distributors will continue to be an important factor in the Company's penetration of new geographic areas. Sales to warehouse distributors accounted for 39.7% and 46.2% of the Company's gross sales in 1996 and 1995, respectively.

                  Tire Dealers and Automotive Performance Retailers. The Company sells its custom wheels and other products to major tire and automotive performance retailers, including Discount Tire and Super Shops, which specialize in selling high-performance aftermarket automotive parts and accessories throughout the United States. The Company believes that tire dealers have experienced success with "combination" sales of tires with custom wheels and that automotive performance retailers serve as an important link to automotive enthusiasts. Tire dealers and automotive performance retailers, two traditionally separate channels, are beginning to overlap in their product coverages. Gross sales to tire dealers and automotive performance retailers accounted for 42.4% and 36.1% of the Company's gross sales in 1996 and in 1995, respectively.

                  Mail Order Outlets. The Company sells its products to mail order catalog houses, including Atech Motorsports, Buckeye Sales, and ASAP, for resale to the public. The Company believes that inclusion of its products in large mail-order catalogs will continue to be a significant factor in promoting the brand-name recognition of the Company's products and increasing direct sales to consumers. Sales to mail order outlets accounted for 13.9% and 12.1% of the Company's gross sales in 1996 and 1995, respectively.

                  International Distributors. The Company sells to exporters and directly to distributors in select foreign countries. International sales accounted for approximately 4.0% and 5.4%, respectively, of the Company's gross sales in 1996 and in 1995.

         The Company intends to increase its distribution capabilities in underserved markets, such as California, southern Florida, New England, and the northwestern United States and to broaden its customer base to include more major tire distributors that supply both national and local retail tire stores. The Company is also exploring implementation of a national accounts program in which it would sell products directly to mass merchandisers that require factory direct service. The Company is in the process of establishing a redistribution arrangement necessary to serve these national account prospects as well as certain local and regional areas not currently serviced by its current warehouse distributors. Toward that goal, the Company shipped orders to four new warehouse/distributor accounts during the first quarter of 1997. In addition, CRAGAR will seek to develop and enhance relationships with distributors in select foreign jurisdictions, such as Japan, Mexico, Russia, Australia and Germany, where it believes it currently enjoys significant brand-name recognition.

         Sales and Marketing

         As of December 31, 1996, the Company employed six individuals in its sales and marketing department and retained four independent representative agencies. The Company's sales and marketing employees are responsible for implementing marketing plans and sales programs, providing technical advice and customer service, handling customer inquiries, following up on shipments to customers, informing customers of special promotions, coordinating the Company's trade shows, and providing other types of customer service. The Company plans to hire an executive to coordinate the Company's marketing efforts.

         As one of its marketing programs, the Company is a sponsor for all professional and amateur drag race events sanctioned by the NHRA. The Company sponsors cars carrying the CRAGAR logo in all three professional categories, including the Top Fuel, Funny Car, and Pro Stock divisions. Among the many well-known drivers and teams that CRAGAR has relationships with are Kenny Bernstein (1996 Top Fuel Champion), Warren Johnson (multi-year Pro Stock Champion) and Larry Dixon (1995 Rookie of the Year); team owners such as Joe Gibbs (former NFL Super Bowl coach), and Don "The Snake" Prudhomme (legendary driver and former champion); and teams with major sponsors, such as McDonald's, Budweiser, Miller Genuine Draft, Skoal Bandit, ProLong, GM Performance Parts, and Mac Tools.

         Outside sales representatives typically interface directly with the Company's customers. These individuals approach the Company's customers on a frequent basis to solicit orders. These sales representatives either earn a commission on each sale or receive a flat monthly retainer. Sales representatives work with a particular internal salesperson and together deal with each customer in order to facilitate high levels of service.

         For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of gross sales, with Super Shops accounting for 24.3%, J. H. Heafner Company, Inc. 12.1%, and B & R Wholesale Tire 8.4%. In 1995, the Company's ten largest customers accounted for a total of approximately 70.4% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 23.6%, 11.8%, and 9.5% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. As a result of the Company's decision not to meet competitors' pricing on steel wheels, the Company expects sales of steel wheels to J. H. Heafner Company, Inc. to decrease in the future. The Company's sales to J. H. Heafner Company, Inc. approximated $2.6 million in 1996.

         The Company's standard payment terms generally provide for payment by its customers no later than the 25th day of the month following the month of the invoice, with a 2% discount offered for payments made by the 10th day of the month. Certain customers receive longer terms, and at certain times of the year terms are offered which have in the past extended to as much as 210 days from the date of invoice. The Company's average accounts receivable days outstanding was 70 days as of December 31, 1996.

PRODUCTION

         The Company assembles most of its products at its facility in Phoenix, Arizona. While outside vendors manufacture most of the component parts used in the Company's products, the Company undertakes certain basic production operations, including bending spokes on presses; de-flashing various components; piercing rims, hubs, and fellies for wire and spoked wheels; dimpling rims for wire wheels; and machining a variety of components. In recent periods, the Company has begun to outsource selectively the processing, assembly, and manufacture of some of its custom wheels, components, and accessories, and expects to explore the further outsourcing of product production in the future. The Company believes that the outsourcing of selected products and processing operations will enable it to devote a greater percentage of its resources to product design, marketing, and distribution and to shift certain inventory, warranty, and other risks to its suppliers. In addition, the Company intends to improve its own production operations through plant improvements, the purchase of new equipment, and the implementation of an enhanced inventory management system.

         The Company maintains its own in-house testing facility for its wheels. The Company also utilizes independent test laboratories for all its wheels, which certify their results relating to load ratings, cornering fatigue, and radial fatigue.

COMPETITION

         The market for the Company's products is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense, and the Company believes that several major wheel manufacturers, such as American Racing Equipment, Inc., Prime Wheel-Golden Wheel, Progressive Custom Wheels, Inc., Ultra Custom Wheel Co., and Superior Industries

International, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources.

         The level and source of the Company's competition varies based on product category. Cast aluminum wheels comprise the largest portion of the custom wheel market. There are numerous competitors in the cast wheel market, including American Racing Equipment, Inc., Prime Wheel-Golden Wheel, Progressive Custom Wheels, Inc., Ultra Custom Wheel Co., Superior Industries International, and certain smaller domestic companies as well as numerous foreign manufacturers. Most of these companies also make composite wheels. In race wheels, the Company has two major competitors, Weld Racing, Inc. and Center Line Performance Wheels. The largest wire wheel competitors include Roadster Wheels, Inc., Crown Wire Wheel Co., and Dayton Wheel Products, Inc. In steel wheels, competitors include Mangels Wheels, Unique Wheel, Inc., American Racing Equipment, Inc., and Greenball Corp.

INTELLECTUAL PROPERTY

         The Company markets its custom wheels and products under a variety of brand names designed to capitalize on its reputation. The Company believes that its trademarks, most importantly CRAGAR, are critical to its business. The Company also owns the rights to certain design and other patents and also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. The Company has also entered into agreements with its vendors to restrict the use of technology provided by the Company. There can be no assurance, however, that the Company's patents will preclude the Company's competitors from designing competitive products, that the proprietary information or confidentiality agreements with employees and others will not be breached, that the Company's patents will not be infringed, that the Company would have adequate remedies for any breach or infringement, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

         CRAGAR(R), Keystone(R) Klassic(R), Legacy(TM), CRAGAR LITE(TM), Star Wire(TM), TRU-CRUISER(TM), Street Pro(R), S/S(R), The Wheel People(TM), and TRU-SPOKE(R) are trademarks of the Company.

PRODUCT RETURNS AND WARRANTIES

         Historically, the Company's wheels have been sold with a limited one-year warranty from the date of purchase. The Company's warranties generally provide that, in the case of defects in material or workmanship, the Company, at its option, will either replace or repair the defective product without charge. The Company currently maintains product liability insurance for its products, with limits of $1.0 million per occurrence and $2.0 million in the aggregate, per annum. Such coverage is becoming increasingly expensive. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims or that the Company will be able to maintain adequate liability insurance at commercially reasonable rates.

         The Company maintains stock adjustment and warranty return policies. The Company's stock adjustment return policy allows the customer to return certain factory-fresh, resalable merchandise to the Company for credit. The Company's warranty return policy allows customers to return certain defective products that are covered under the Company's limited warranty. In both cases, customers are only allowed to return a specified percentage, usually less than 2%, of the previous year's purchases. Should this specified percentage be exceeded, the Company at its discretion can either reject the return request or accept the return request and charge a 15% handling fee. On a quarterly basis, the Company recognizes a provision for stock adjustments and warranty returns in arriving at net sales. The provision is based on a historical 12 month moving average of actual return activity. In 1996, stock adjustment returns were approximately $849,734 compared to approximately $775,018 for 1995. Warranty returns were approximately $429,797 in 1996 and approximately $174,854 in 1995. There can be no assurance that future warranty claims, returns, or stock adjustments will not be materially greater than anticipated and have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

         As of December 31, 1996, the Company had 92 employees, a majority of whom were full-time employees, and ten independent contractors. Employment levels vary during the course of a year due to the seasonality of the Company's business. The Company considers its employee relations to be good. None of the Company's employees are represented by unions.

         See "Management's Discussion and Analysis or Plan of Operation-Factors That May Affect Future Results And Financial Condition-Regulatory Compliance" for a discussion of governmental regulation of the Company's business.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's executive offices, product development, sales, accounting, computer, production, and distribution facilities are currently housed in a leased industrial building. The 167,000 square foot facility is located in Phoenix, Arizona. The lease expires in June 2003, and the Company has a right of first refusal to purchase the property. The Company believes that the facility is adequate for its current operations and those contemplated by the Company in the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. On November 27, 1996, the Company was dismissed as a defendant in an action in the United States District Court for the Eastern District of Michigan, entitled Patricia Ellerholz v. Goodyear Tire & Rubber Co. There are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company's business, financial condition, and results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fiscal quarter ended December 31, 1996, there were no matters submitted to a vote of security holders.



                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are publicly traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbols CRGR and CRGRW, respectively, as well as listed on the Boston Stock Exchange ("BSE") under the symbols CWH and CWHW, respectively.

         On December 31, 1996, as reported by the NASDAQ, the closing sales prices of the Company's Common Stock and Warrants were $5.875 and $0.75, respectively. Prior to the completion of the Company's initial public offering, there was no public market for the Company's securities.

         On February 28, 1997, the closing sales prices of the Company's Common Stock and Warrants as reported by the NASDAQ were $5.00 and $0.563, respectively. At that date, the number of holders of record of the Company's Common Stock and Warrants was 39. The Company believes that many additional holders of Common Stock and Warrants are unidentified because their securities are held by brokers in nominee accounts. Through February 28, 1997, the Company's Common Stock has traded at a high of $6.00 and a low of $4.813, and the Company's Warrants have traded at a high of $1.00, and a low of $0.563, as reported by the NASDAQ.

         Since its inception, the Company has not paid or declared any dividends on its Common Stock, and the Company does not anticipate that it will do so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operations of the Company's business. In addition, the Company's main credit facility prohibits the payment of dividends by the Company without the lender's prior written consent.

         Apart from its recent IPO, the Company has sold the following securities within the past three years without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         On December 15, 1994, the Company sold to Mr. Sidney Dworkin 29,167 shares of Common Stock, 3,937.5 Class A Warrants, 24,500 Class B Warrants, and two promissory notes in the principal amounts of $350,000 and $108,333. On January 31, 1995, Mr. Dworkin contributed the $108,333 note to the capital of the Company, and on December 24, 1996, the $350,000 note converted into 68,056 shares of the Company's Common Stock. Each Class A Warrant is exercisable to purchase one share of Common Stock at $1.43 at any time before December 31, 1999. Each Class B Warrant is exercisable to purchase one share of Common Stock at $0.36 at any time before December 31, 1999.

         On September 30, 1995, the Company issued shares of Common Stock to certain holders of the Company's secured promissory notes in lieu of paying accrued interest on the notes. Each note holder received 15,070 shares of Common Stock for every $100,000 of interest payable. In the aggregate, 26,410 shares of Common Stock were issued for $175,245.

         On July 1, 1996, in connection with a bridge financing, the Company sold promissory notes in the aggregate amount of $1,500,000 (the "Bridge Notes"). The holders of the Bridge Notes were also granted Class C Warrants to purchase an aggregate of 126,000 shares of Common Stock at $3.25 per share at any time before June 30, 2001. In December, 1996, the Company used a portion of its proceeds from the IPO to pay off the Bridge Notes in full.

         On June 10, 1996, and November 9, 1996, the Company issued options to purchase an aggregate of 68,200 shares of Common Stock to officers and directors of the Company.

         Each transaction described above was deemed exempt from registration under the Securities Act pursuant to Section 4(2) of the Act regarding transactions not involving any public offering.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

INTRODUCTION

         The Company designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

                  Traditionally, the Company's ten largest customers have accounted for a substantial portion of the Company's gross sales. For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of gross sales, with Super Shops accounting for 24.3%, J. H. Heafner Company, Inc. 12.1%, and B & R Wholesale Tire 8.4%. In 1995, the Company's ten largest customers accounted for a total of approximately 70.4% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 23.6%, 11.8%, and 9.5% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. As a result of the Company's decision not to meet competitors' pricing on steel wheels, the Company expects sales of steel wheels to J. H. Heafner Company, Inc. to decrease in the future. The Company's sales to J. H. Heafner Company, Inc. approximated $2.6 million in 1996.

         The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and is being amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997).

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations.

                                                                     Years Ended
                                                                     December 31
                                                             ----------------------------
STATEMENTS OF OPERATIONS DATA:                                   1996           1995
                                                             ------------- --------------
Net sales...................................................    100.0%         100.0%
Costs of goods sold.........................................     91.6           88.5
                                                                -----          -----
Gross profit................................................      8.4           11.5
Selling, general and administrative expenses................    (16.0)         (12.7)
Amortization of excess of fair value of assets
acquired over cost..........................................      4.0            3.2
                                                                -----          -----
Income (loss) from operations...............................     (3.7)           2.0
Interest and other expenses, net............................     (4.1)          (5.0)
Extraordinary gain..........................................      1.8            0.0
                                                                -----          -----
Net loss....................................................     (6.0)          (3.0)
                                                                =====          =====


COMPARISON OF YEAR ENDED DECEMBER 31, 1996 AND YEAR ENDED DECEMBER 31, 1995

         Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the year ended December 31, 1996 were $18,625,497 compared to $22,935,773 in 1995, representing a 18.8% decline in sales. The decrease in net sales was attributable, in part, to the fact that the Company sold a large amount of excess inventory in 1995 compared to 1996. In addition, the Company accrued a larger amount of cash rebates, discounts, and returns during 1996 as compared to 1995. Other factors contributing to the decrease in net sales included the loss of a significant customer as a result of its acquisition by a wheel distributor that historically has purchased wheels from one of the Company's competitors, a reduction in purchases from three other significant customers, and an overall reduction in sales in the wire wheel segment of the automotive aftermarket for a total reduction in sales approximating $4.3 million. With the exception of the continuing softness of the wire wheel business, the Company does not see these trends continuing, except as in the normal course of business.

         Gross profit is determined by subtracting cost of goods sold from net sales. Costs of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products. Gross profit for the year ended December 31, 1996 was $1,557,799 versus $2,646,426 for 1995. As a percentage of net sales, gross profit decreased in 1996 compared to 1995, from 11.5% to 8.4%. The decreases in gross profit both in absolute dollars and as a percentage of sales reflected the overall decrease in sales, a change in the Company's product mix toward certain lower margin items, including a $1.9 million decrease in relatively high margin wire and spoked wheels, and increased cash discounts, rebates, returns and advertising allowances approximating $800,000 during 1996 versus 1995.

         In an effort to increase gross profits, the Company is taking steps to increase its marketing and promotional efforts to increase sales. In addition, the Company is focusing on reducing its costs, with particular emphasis on the selected outsourcing of certain product and component manufacturing. Beginning in April 1996, the Company began purchasing fully assembled steel wheels through a formal supply arrangement with one of its vendors. Approximately 17.0% of the Company's gross sales during 1996 were attributable to the sale of steel wheels. Late in the second quarter of 1996, the Company began using machine shops in California to process certain components that had previously been manufactured in California, shipped to Phoenix for additional processing, and then shipped back to California for certain processing. The Company anticipates that the resulting reduction of in-bound freight costs and the reduction in inventory levels will lead to lower costs. However, the Company also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors including changes in order levels from customers, the timing of orders, changes in product mix and other factors.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and general overhead. These expenses for the year ended December 31, 1996 were $2,987,308 compared to $2,912,393 for the year ended December 31, 1995. This 2.5% increase was primarily due to legal expenses incurred in connection with a protracted legal proceeding (see "Item 3, Legal Proceedings") as well as other expenses related to the Company's IPO. The Company expects that future SG&A expenses will increase in absolute amounts and possibly in proportion to net sales resulting, in part, from anticipated increases in costs associated with advertising and marketing promotional activities, increased product development activities, the hiring of additional personnel, and compliance with the reporting and other requirements of a public company.

         Interest and other expenses, net, for fiscal 1996 were $767,293 compared to $1,165,257 for 1995. The decrease in interest expense is primarily attributable to the Company's replacement of its former credit facility with the Norwest Credit Facility in the first half of 1995, which generally has more favorable terms. See "Management's Discussion and Analysis of Plan of Operation -- Liquidity and Capital Resources." In 1996, the Company recognized a one-time gain in the amount of approximately $287,000 in connection with the sale of polishing assets that the Company had operated in Mexicali, Mexico as well as other equipment. In connection with the Company's repurchase of a promissory note on July 1, 1996 in the amount of approximately $1.1 million, the Company recognized an extraordinary gain in the amount of $330,489.

         Because of its carry-forward losses from previous years, the Company had no income tax provision in 1996 and had no provision for alternative minimum taxes in 1996.

         Net loss for the year ended December 31, 1996 was $1,128,844 compared to $693,756 for 1995, an increase of $435,088. Of this increase, $1,024,729 was attributable to additional returns and allowances including an increase in reserves, $445,336 was attributable to inventory standard cost write downs, and $145,035 was attributable to excess IPO expenses. These amounts were offset by $287,000 gain from sale of equipment and the $330,489 extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

         On December 18, 1996, the Company successfully completed its IPO which produced net proceeds of $4,494,199. This offering significantly increased the Company's cash and equity balances. It also allowed the Company to retire $1,500,000 in aggregate principal amount of bridge financing notes issued by the Company on July 1, 1996. Upon the completion of the IPO, an aggregate principal amount of $1,850,000 of the Company's promissory notes and related accrued interest of $150,000 automatically converted into 359,722 shares of the Company's Common Stock.

         In April 1995, the Company entered into a revolving credit facility ("Credit Facility") with Norwest Business Credit, Inc. ("Norwest"). The Credit Facility currently has a maximum commitment of $9.5 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 15, 1998 and is secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest is due monthly at the prime rate plus 2.25%. As of December 31, 1996, the outstanding balance under the Credit Facility was approximately $2.96 million, and the remaining amount available to be borrowed thereunder was approximately $2.92 million.

         The Credit Facility requires the maintenance of certain specified financial ratios and satisfaction of other financial tests. As of December 31, 1996, the Company was in default of the net income covenant of the Credit Facility. On March 27, 1997, Norwest granted a waiver with respect to this default. There can be no assurance that the Company will be able to satisfy the financial ratios and other tests under the Credit Facility for future periods. Failure to satisfy such requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. See "--Factors that May Affect Future Results and Financial Condition -- Current Defaults; Dependance on External Financing" below.

         At December 31, 1996, the Company had an accumulated deficit of $7,558,489. For the year ended December 31, 1996, the Company's operating activities provided $1,380,192 of cash which was primarily attributable to a $1.47 million reduction in accounts receivable and a $1.03 million reduction in inventories. The Company's investing activities in 1996 provided approximately $273,000 cash from the sale of equipment. The Company's financing activities used approximately $790,000 cash resulting primarily from the net repayment of debt of approximately $5.26 million offset by proceeds from the IPO of $4.49 million.

         As of December 31, 1996, the Company's average accounts receivable days outstanding was 70 days as opposed to 87 days at December 31, 1995. Payment terms for its customers vary from cash on delivery to up to 210 days. The allowance for doubtful accounts as a percentage of accounts receivable was 2.9% at December 31, 1995, as compared to 1% at December 31, 1996. This decrease in the allowance reflected the significant reduction (73.4%) in accounts receivable greater than 60 days past due. The Company had no significant delinquent accounts outstanding at December 31, 1996. The Company's inventory turnover ratio approximated 2.6 for the year ended December 31, 1996 as compared to 3.1 for the year ended December 31, 1995.

         The Company historically has financed its activities primarily from cash flows from operations, credit arrangements with financial institutions, operating leases for equipment, and loans and equity infusions from its principal stockholders and investors. Based on the Company's operating plan, management believes that the proceeds from its IPO and anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs for at least the next 12 months. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

SEASONALITY

         Historically, the Company has experienced higher revenue in the first two quarters of the year than in the latter half of the year. The Company believes that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories associated with more favorable weather conditions, and the fact that many of its ultimate customers have added liquidity from income tax refunds during the first half of the year.

INFLATION

         Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company. To date, general price inflation has not had a significant impact on the Company's operations; however, increases in metal prices have from time to time, and could in the future, adversely affect the Company's gross profit.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

History of Previous Losses

The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1996, the Company incurred a net loss of $1,128,844. Net losses for this period included $737,469 from the amortization of negative goodwill related to the Company's initial acquisition of the Cragar assets, a $330,489 extraordinary gain related to the forgiveness of certain of the Company's debt, and a one-time gain of approximately $287,000 related to the sale of polishing assets that the Company had operated in Mexico as well as other equipment. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1996 declined to $18.6 million from $22.9 million for 1995. As of December 31, 1996, the Company had cumulative losses of $7.6 million and total stockholders' equity of approximately $3.8 million.

Covenant Defaults; Dependence on External Financing

The Norwest Credit Facility, which extends through April 15, 1998, has a maximum commitment of $9.5 million, and is subject to collateral availability at the time of borrowing, financial covenants, and other conditions. The Credit Facility requires the maintenance of specified cumulative net income, net worth, and debt service covenants. As of December 31, 1996, the Company was in default under the net income covenant of the Credit Facility and would also have defaulted under the debt service covenant but for a prior waiver of that test for the period ended December 31, 1996. There can be no assurance that the Company will be able to satisfy the terms and conditions of the Credit Facility in the future or that the Credit Facility will be extended beyond its current expiration date. In addition, there can be no assurance that the cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies especially in the event that the Company is required to refinance or replace the Credit Facility. As a result, the Company may need to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

General Economic Factors

The Company's business is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing the Company's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While the Company believes that current economic conditions favor growth in the markets it serves, various factors, including those listed above could lead to decreased sales and increased operating expenses, as in 1995, when the Company's gross margins were adversely impacted by increased metal prices. There can be no assurance that various factors will not adversely affect the Company's business in the future or prevent the Company from successfully implementing its business strategies.

No Assurance of Successful Acquisitions

The Company intends to consider acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Variability in Operating Results; Seasonality

The Company's results of operations have been and will continue to be subject to substantial variations as a result of a number of factors, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations. In particular, the Company's operating results can vary because of the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which the Company participates. Historically, the Company's net sales have been highest in the first and second quarters of each year. Significant variability in orders during any period may have an adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse effect on the Company's results of operations. The Company believes that any period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Changing Customer Trends; Need for Product Development

The Company's success depends, in part, on its ability to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's core products will continue to enjoy acceptance among consumers or that any of the company's future product offerings will achieve or maintain market acceptance. The Company attempts to minimize the risks relating to changing consumer trends by offering a wide variety of product styles, analyzing consumer purchases, maintaining active product development efforts, and monitoring the sales performance of its various product lines. However, any misjudgment by the Company of the market for a particular product, or its failure to correctly anticipate changing consumer preferences, could have a material adverse effect on its business, financial condition, and results of operations. In order to enhance its product development efforts, the Company plans to supplement its existing product development staff by hiring one or more new employees with product development experience and by engaging an outside consultant to assist the Company's product development staff. There can be no assurance that the Company will be able to attract and retain such additional personnel or that the costs associated with additional product development efforts will not have an adverse effect on the Company's business, financial condition, and results of operations.

Dependence on Key Distributors; Implementation of New Distribution Channels

A limited number of customers have accounted for a substantial portion of the company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of gross sales, with Super Shops accounting for 24.3%, J. H. Heafner Company, Inc. 12.1%, and B & R Wholesale Tire 8.4%. In 1995, the Company's ten largest customers accounted for a total of approximately 70.4% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 23.6%, 11.8%, and 9.5% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. As a result of the Company's decision not to meet competitors' pricing on steel wheels, the Company expects sales of steel wheels to J. H. Heafner Company, Inc. to decrease in the future. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company's business, financial condition, and results of operations.

Dependence on Third Party Suppliers

The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Indonesia, the Philippines, and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date, the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to outsource selectively the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

Highly Competitive Industry

The market for the Company's products is highly competitive. The Company competes primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. Many of the Company's competitors have substantially greater financial, personnel, marketing, and other resources than the Company. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Regulatory Compliance

The Company is subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it is currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its production processes, cessation of operations, or other actions which could materially and adversely affect the Company's business, financial condition, and results of operations. In the ordinary course of its business, the Company uses metals, oils, and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

Reliance on Intellectual Property

The Company owns the rights to certain trademarks and patents, relies on trade secrets and proprietary information, technology, and know-how, and seeks to protect this information through agreements with employees and vendors. There can be no assurance that the Company's patents will preclude the Company's competitors from designing competitive products, that proprietary information or confidentiality agreements with employees and others will not be breached, that the Company's patents will not be infringed, that the Company would have adequate remedies for any breach or infringement, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

Risks Associated with International Sales; Currency Fluctuations

As part of the Company's business strategy, it intends to expand into selected international markets. In 1996 and 1995, the Company derived approximately 4.0% and 5.4%, respectively, of total gross sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support, and export licensing requirements, any of which could have a material adverse effect on the Company's operations. In addition, a weakening in the value of foreign currencies relative to the U.S. dollar and fluctuations in foreign currency exchange rates could have an adverse impact on the price of the Company's products in its international markets.

Control by Existing Stockholders

The directors, officers, and principal stockholders of the Company beneficially own approximately 24.7% of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

Effect of Preferred Stock on Rights of Common Stock

The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" Preferred Stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. The Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. Although the Company has no present intention of issuing any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Dependence on Key Personnel

The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 11.77% of the Company's Common Stock. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely effect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

Limited Liability of Directors

The Company's Certificate of Incorporation provides, with certain exceptions, that the Company's directors will not be personally liable for monetary damages for breach of the directors' fiduciary duty of care to the Company or its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

No Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. In addition, the Company's Credit Facility with Norwest prohibits the payments of cash dividends without Norwest's consent.

Listing and Maintenance Criteria for Securities; Penny Stock Rules

The Common Stock and Warrants are listed on the Nasdaq Small Cap Market and the Boston Stock Exchange. There can be no assurance that the Company in the future will meet the requirements for continued listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. In addition, if the Company fails to maintain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's securityholders to dispose of Common Stock and Warrants.


ITEM 7.           FINANCIAL STATEMENTS

         The audited financial statements of the Company as of and for the year ended December 31, 1996 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10.          EXECUTIVE COMPENSATION
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information respecting the foregoing four Items of Part III is hereby incorporated by reference to the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held May 15, 1997.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The exhibits required to be filed as a part of this Annual Report are listed below. The exhibits marked with an asterisk (*) are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

EXHIBIT
NUMBER            DESCRIPTION

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996*

3.2      Amended and Restated Bylaws of the Registrant*

4.1      Form of Certificate representing Common Stock*

4.2      Form of Warrant Agreement

4.3      Form of Warrant Certificate*

4.4 Credit and Security Agreement, dated as of April 14, 1995, executed by and between Registrant and Norwest Business Credit, Inc.*

4.4(a) Amendment to Credit and Security Agreement, dated as of September 19, 1995, executed by and between Registrant and Norwest Business Credit, Inc.*

4.4(b) First Amendment to Credit Agreement, dated as of May 24, 1996, executed by and between Registrant and Norwest Business Credit, Inc.*

4.4(c) Waiver and Amendment to Credit Agreement, dated November 20, 1996, executed by and between Registrant and Norwest Business Credit, Inc.*

4.4(d) Second Amendment to Credit Agreement, dated as of February 12, 1997, executed by and between Registrant and Norwest Business Credit, Inc.

4.4(e) Waiver and Amendment to Credit Agreement, dated March 27, 1997, executed by and between Registrant and Norwest Business Credit, Inc.

4.5      Form of Class A Stock Purchase Warrant Certificate*

4.6      Form of Class B Stock Purchase Warrant Certificate*

4.7      Form of Class C Stock Purchase Warrant Certificate*

4.8 Form of Stock Option/Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan*

4.9 Form of Representative's Warrant Agreement, dated December 18, 1996, by and between the Registrant and Dickinson & Co.

10.1     CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan*

10.1(a) First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated October 1, 1996*

10.2     CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan*

10.2(a) First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan, dated October 1, 1996*

10.3 Commercial Lease, dated February 5, 1993, executed by and between Registrant and Principal Mutual Life Insurance Company*

10.4 Employment Agreement, dated January 1, 1996, executed by and between Registrant and Tony Barrett*

10.5 Purchase Program, dated January 24, 1996, executed by and between Registrant and Super Shops*

10.6 Form of 1992 Promissory Note of Registrant, dated December 31, 1992, issued in connection with Registrant's original capitalization*

10.6(a) Form of First Note Amendment of 1992 Promissory Note of Registrant, dated September 30, 1994*

10.6(b) Form of Agreement to Forgive Interest, dated December 14, 1994, executed by and between Registrant and certain holders of 1992 Promissory Notes of Registrant*

10.6(c) Form of Letter, dated February 16, 1995, issued by Registrant to (i) holders of the 1992 Promissory Notes of Registrant, and (ii) holder of the $350,000 Note of Registrant, whereby holders of the Notes agreed to contribute to capital the 1992 Promissory Notes and the $350,000 Note*

10.7 $108,333 Promissory Note of Registrant, dated December 15, 1994, issued to Sidney Dworkin*

10.7(a) Form of Letter, dated February 16, 1995, issued by Registrant to (i) holders of the 1992 Promissory Notes of Registrant, and (ii) holder of the $350,000 Note of Registrant, whereby holders of the Notes agreed to contribute to capital the 1992 Promissory Notes and the $350,000 Note*

10.8 Cognovit Promissory Note dated September 30, 1993, executed by Registrant and payable to Performance Industries, Inc.*

10.8(a) Cross Receipt executed by and between Lee Hartzmark and Registrant in connection with Assignment of Cognovit Promissory Note*

10.9 Wheel & Component Purchase Agreement dated April 3, 1996, executed by and between Registrant and Titan Wheel International, Inc.*

10.10 Redistribution Agreement dated November 7, 1996, executed by and between Registrant and RELCO Corp.*

10.11 Form of 1993 Convertible Subordinated Secured Note of the Registrant, dated September 30, 1993*

10.11(a) Form of First Note Amendment to 1993 Convertible Subordinated Secured
         Note of the Registrant, dated September 30, 1995*

10.11(b) Form of Second Note Amendment to 1993 Convertible Subordinated Secured
         Note of the Registrant*

10.12 $350,000 Promissory Note of the Registrant, dated December 15, 1994, issued to Sidney Dworkin*

10.12(a) Agreement between Registrant and Sidney Dworkin, dated October 12,
         1995, amending the terms and conditions of the $350,000 Promissory
         Note*

10.12(b) First Note Amendment to the $350,000 Promissory Note of the Registrant issued to Sidney Dworkin*

10.13    Form of 1996 Unsecured Promissory Bridge Note of the Registrant*

11.1     Computation of Earnings Per Share

21       List of Subsidiaries of the Registrant*

24       Powers of Attorney

27       Financial Data Schedule

99 Form of Lock-Up Agreement, executed by and between the Registrant and certain of the Registrant's security-holders.*

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

                  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CRAGAR INDUSTRIES, INC.

                                      By: /s/  Michael L. Hartzmark
                                          -------------------------------------
                                          Michael L. Hartzmark
                                          President and Chief Executive Officer
                                      Date:   March 28, 1997
                                           ------------------------------------

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                   TITLE                                          DATE
          ---------                                   -----                                          ----

/s/  Michael L. Hartzmark                        President, Treasurer, Chief                         March  28, 1997
-----------------------------------------
Michael L. Hartzmark                             Executive Officer, and Director
                                                 (Principal Executive Officer)

/s/  Anthony W. Barrett                          Vice President of Operations                        March 28, 1997
-----------------------------------------
Anthony W. Barrett                               (Principal Financial and
                                                 Accounting Officer)

                *                                Director                                            March 28, 1997
-----------------------------------------
Sidney Dworkin

                *                                Director                                            March 28, 1997
-----------------------------------------
Donald McIntyre

                *                                Director                                            March 28, 1997
-----------------------------------------
Mark Schwartz

                *                                Director                                            March 28 , 1997
-----------------------------------------
Ed Faber

*By: /s/  Michael L. Hartzmark
    ------------------------------------
          Michael L. Hartzmark
            Attorney-in-Fact

                                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----

Independent Auditors' Report...............................................................................F-2

Balance Sheet as of December 31, 1996......................................................................F-3

Statements of Operations for the years ended December 31, 1996 and 1995....................................F-4

Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995..........................F-5

Statements of Cash Flows for the years ended December 31, 1996 and 1995....................................F-6

Notes to Financial Statements..............................................................................F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CRAGAR Industries, Inc.:


We have audited the accompanying balance sheet of CRAGAR Industries, Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRAGAR Industries, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




Phoenix, Arizona
March 4, 1997, except for the second
paragraph of note 8 which is as of
March 27, 1997

                             CRAGAR INDUSTRIES, INC.

                                  Balance Sheet

                                December 31, 1996


                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                                     $    863,049
    Accounts receivable, less allowance for doubtful accounts of $28,475             3,562,358
    Inventories, net                                                                 6,302,612
    Prepaid expenses                                                                    38,498
                                                                                  ------------
           Total current assets                                                     10,766,517
                                                                                  ------------

Property and equipment, net                                                            825,505
Other assets, net                                                                      163,122
                                                                                  ------------

                                                                                  $ 11,755,144
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $  2,509,473
    Accrued expenses                                                                 1,439,627
    Accrued interest                                                                   123,352
    Current installments of capital lease obligations                                   69,219
    Current installments of long-term debt                                               7,999
                                                                                  ------------
           Total current liabilities                                                 4,149,670
                                                                                  ------------

Note payable                                                                         2,957,392
Capital lease obligations, less current installments                                   108,123
Long-term debt, less current installments                                                3,736
Excess of fair value of assets acquired over cost                                      737,468
                                                                                  ------------
           Total liabilities                                                         7,956,389
                                                                                  ------------

Stockholders' equity:
    Preferred stock, par value $.01; authorized 200,000 shares,
         no shares issued and outstanding                                                   --

    Common stock, par value $.01; authorized 5,000,000 shares,
      2,210,305 shares issued and
      outstanding at December 31, 1996                                                  22,103
    Additional paid-in capital                                                      11,335,141
    Accumulated deficit                                                             (7,558,489)
                                                                                  ------------
           Total stockholders' equity                                                3,798,755

Commitments, contingencies and subsequent event (notes 8, 16, 19 and 20)
                                                                                  ------------

                                                                                  $ 11,755,144
                                                                                  ============

See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                            Statements of Operations

                     Years ended December 31, 1996 and 1995

                                                                           1996              1995
                                                                       ------------       -----------
Net sales                                                              $ 18,625,497        22,935,773
Costs of goods sold                                                      17,067,698        20,289,347
                                                                       ------------       -----------
           Gross profit                                                   1,557,799         2,646,426
                                                                       ------------       -----------

Selling, general and administrative expenses                              2,987,308         2,912,393
Amortization of excess of fair value of assets acquired over cost          (737,469)         (737,468)
                                                                       ------------       -----------
   Income (loss) from operations                                           (692,040)          471,501
                                                                       ------------       -----------

Non-operating revenues (expenses), net:
    Interest expense, net                                                (1,027,135)       (1,164,510)
    Other, net                                                              259,842              (747)
                                                                       ------------       -----------
           Total non-operating expenses                                    (767,293)       (1,165,257)
                                                                       ------------       -----------

           Loss before income taxes and extraordinary item               (1,459,333)         (693,756)

Income taxes                                                                   --                --
                                                                       ------------       -----------

           Loss before extraordinary item                                (1,459,333)         (693,756)

Extraordinary item:
    Gain on forgiveness of debt                                             330,489              --
                                                                       ------------       -----------

           Net loss                                                    $ (1,128,844)         (693,756)
                                                                       ============       ===========

Loss per common equivalent share before extraordinary item             $      (1.26)             (.60)
                                                                       ============       ===========

Loss per common equivalent share                                       $       (.98)             (.60)
                                                                       ============       ===========

Shares used in computation                                                1,155,687         1,158,200
                                                                       ============       ===========

See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                       Statements of Stockholders' Equity

                     Years ended December 31, 1996 and 1995

                              COMMON STOCK
                        -------------------------
                                                      ADDITIONAL                      STOCKHOLDERS'
                         NUMBER OF                      PAID-IN       ACCUMULATED       EQUITY
                          SHARES        AMOUNT          CAPITAL         DEFICIT        (DEFICIT)
                        ----------   ------------    -------------   -------------    -----------
Balances,
    January 1,
             1995        904,173      $    9,042       1,282,635      (5,735,889)      (4,444,212)

Issuance of
    common stock          26,410             264         174,981            --            175,245

Contribution of
    subordinated
    investor debt
                            --              --         3,358,323            --          3,358,323

Net loss                    --              --              --          (693,756)        (693,756)
                       ---------      ----------      ----------      ----------       ----------

Balances,
    December 31,
             1995        930,583           9,306       4,815,939      (6,429,645)      (1,604,400)

Issuance of
    common stock
    warrants
                            --              --            37,800            --             37,800

Issuance of
    common stock         920,000           9,200       4,484,999            --          4,494,199

Contribution of
    investor debt        359,722           3,597       1,996,403            --          2,000,000

Net loss                    --              --              --        (1,128,844)      (1,128,844)
                       ---------      ----------      ----------      ----------       ----------

Balances,
    December 31,
             1996      2,210,305      $   22,103      11,335,141      (7,558,489)       3,798,755
                       =========      ==========      ==========      ==========       ==========


See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                            Statements of Cash Flows

                     Years ended December 31, 1996 and 1995


                                                                              1996              1995
                                                                         --------------     -------------
Cash flows from operating activities:
    Net loss                                                              $(1,128,844)        (693,756)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Provision for losses on accounts receivable                             (38,553)        (232,960)
      Provision for obsolete and slow-moving inventory                         43,618         (125,227)
      Depreciation and amortization of property and equipment                 298,911          264,554
      Amortization of other assets                                            127,684          161,131
      Amortization of excess fair value of assets acquired over cost         (737,469)        (737,468)
      Gain on sale of fixed assets                                           (287,000)            --
      Extraordinary gain on forgiveness of debt                              (330,489)            --
      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                                 1,470,683        1,073,704
        Inventories                                                         1,033,912         (114,248)
        Non-trade receivables                                                 190,119           91,181
        Prepaid expenses                                                       (8,745)          (5,755)
        Other assets                                                           33,499          (95,700)
        Accounts payable and accrued expenses                                 713,558          872,632
        Accrued interest                                                         (692)          69,834
                                                                          -----------       ----------
                Net cash provided by operating activities                   1,380,192          527,922
                                                                          -----------       ----------

Cash flows from investing activities:
    Purchases of property and equipment                                       (77,326)        (179,296)
    Proceeds from the sale of property and equipment                          350,000             --
                                                                          -----------       ----------
                Net cash provided by (used in) investing activities
                                                                              272,674         (179,296)
                                                                          -----------       ----------

Cash flows from financing activities:
    Net borrowings (repayments) on note payable                            (4,343,503)          46,515
    Proceeds from issuance of long-term debt                                1,462,200           22,034
    Repayments of long-term debt                                           (2,378,941)        (507,207)
    Repayments of capital lease obligations                                   (61,572)         (59,406)
    Issuance of warrants                                                       37,800             --
    Net proceeds from issuance of common stock                              4,494,199             --
                                                                          -----------       ----------
                Net cash used in financing activities                        (789,817)        (498,064)
                                                                          -----------       ----------

                Increase (decrease) in cash                                   863,049         (149,438)

Cash and cash equivalents at beginning of year                                   --            149,438
                                                                          -----------       ----------

Cash and cash equivalents at end of year                                  $   863,049             --
                                                                          ===========       ==========

                                                                     (Continued)

                             CRAGAR INDUSTRIES, INC.

                     Years ended December 31, 1996 and 1995

                                                                       1996           1995
                                                                   -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest                                         $  805,974        977,894
    Cash paid for income taxes                                          3,342           --


NONCASH FINANCING AND INVESTING ACTIVITIES:

    Contribution of subordinated investor debt                     $2,000,000      3,358,323
    Issuance of common stock in exchange for accrued interest            --          175,245
    Exchange of asset reducing accounts payable                       130,000           --
    Capital lease obligations incurred for new equipment                 --          240,371


See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                          Notes to Financial Statements

                           December 31, 1996 and 1995



(1)    DESCRIPTION OF BUSINESS

       CRAGAR Industries, Inc. (the Company) designs, produces and sells composite, aluminum, steel and wire custom wheels and wheel accessories. It markets and sells to automotive aftermarket distributors and dealers throughout the United States, Canada, Mexico, Australia and other international markets.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CASH AND CASH EQUIVALENTS

       All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

       INVENTORIES

       Inventories consist of raw materials and partially and fully assembled custom specialty wheels. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based upon current sales price less distribution and selling costs. Provisions are made currently for obsolete and slow-moving inventory.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the economic lives of the assets ranging from three to seven years. Leasehold improvements and equipment held under capital leases are amortized over the shorter of the underlying lease terms or the asset lives.

       AMORTIZATION OF ORGANIZATION COSTS

       Organization costs are being amortized using the straight-line method over five years.

       AMORTIZATION OF LOAN COSTS

       Loan costs are being amortized using the interest method over the term of the related loan agreement.

                             CRAGAR INDUSTRIES, INC.

       REVENUE RECOGNITION

       Revenue from product sales is recognized upon shipment to the customer. Provisions are made currently for estimated product returns.

       EXCESS OF FAIR VALUE OF ASSETS ACQUIRED OVER COST

       The excess of fair value of assets acquired over cost in the original amount of $3,687,341 is being amortized to income over five years using the straight-line method.

       PRODUCT WARRANTIES

       Costs estimated to be incurred with respect to product warranties are provided for at the time of sale based upon estimates derived from experience factors.

       INCOME TAXES

       The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       STOCK BASED COMPENSATION

       The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                             CRAGAR INDUSTRIES, INC.

       LOSS PER SHARE

       For 1996, loss per share is based upon the weighted average number of common shares outstanding plus common stock equivalents. A total of 176,019 common equivalent shares have been used in the 1996 loss per share calculation. For 1995 and pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83), common stock and common stock equivalents issued during the 12-month period prior to the Company's proposed initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive, using the treasury stock method at an anticipated public offering price of $6.00 per share). A total of 247,370 common equivalent shares have been used in the 1995 loss per share calculation pursuant to SAB 83.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, on January 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(3)    INVENTORIES

       Inventories as of December 31, 1996 consist of:

         Raw materials and supplies                                 $3,847,350
         Work-in-process                                               816,607
         Finished goods                                              2,460,909
                                                                    ----------
                                                                     7,124,866
         Less allowance for obsolete and slow-moving inventory         822,254
                                                                    ----------

                                                                    $6,302,612
                                                                    ==========

                             CRAGAR INDUSTRIES, INC.

 (4)   NON-TRADE RECEIVABLES

       In February 1994, the Company established a services agreement with a subcontractor in Mexico to provide plating services on a selection of the Company's whole wheels, wheel components and accessories. Pursuant to the services agreement, the Company advanced to the subcontractor $65,000 cash and $240,300 of equipment to cover the costs and equipment requirements to appropriately modify the subcontractor's plating line. The receivable was being paid via a $.25 to $.50 per unit discount on the plating fees paid to the subcontractor as provided in the services agreement.

       In July 1996, the Company terminated the services agreement with the subcontractor in Mexico, and sold certain assets maintained in Mexico to a third party for approximately $350,000. The assets had no book value at the time of sale. In connection with the sale, the Company also wrote-off the related non-trade receivable. The effect of this transaction resulted in a net gain on the sale of approximately $287,000, which is included in other non-operating revenue in the accompanying statement of operations for the year ended December 31, 1996.


(5)    PROPERTY AND EQUIPMENT

       Property and equipment as of December 31, 1996 consists of the following:

         Equipment                                           $1,016,828
         Leasehold improvements                                 536,536
         Furniture and fixtures                                  37,080
                                                             ----------
                                                              1,590,444
         Less accumulated depreciation and amortization         764,939
                                                             ----------

                Property and equipment, net                  $  825,505
                                                             ==========



(6)    OTHER ASSETS

       Other assets as of December 31, 1996 consists of:

         Organization costs, net of accumulated
           amortization of $374,523                          $ 93,629
         Deferred loan costs, net of accumulated
           amortization of $57,803                             44,697
         Deposits and other                                    24,796
                                                             --------

                 Total other asset                           $163,122
                                                             ========

                             CRAGAR INDUSTRIES, INC.

 (7)   ACCRUED EXPENSES

       Accrued expenses as of December 31, 1996 consist of the following:

         Accrual for stock adjustments, rebates, cash discounts,
          advertising and warranty                                    $  903,449
         Payroll and related benefits                                    133,847
         Real estate, personal property and other taxes                   57,157
         Professional fees                                               335,655
         Other                                                             9,519
                                                                      ----------

                                                                      $1,439,627
                                                                      ==========

(8)    NOTE PAYABLE

       The Company has a credit agreement with a finance company with a maximum amount of credit of $9,500,000 available to the Company, subject to certain restrictions with respect to the collateral borrowing base. The loan is collateralized under a security agreement, which includes accounts receivable, inventories, intangible assets, and property and equipment. The loan bears interest based upon the prime rate plus 2.25% (10.50% at December 31, 1996). The loan agreement expires in April 1998 and contains no automatic renewal options. The balance outstanding on this facility at December 31, 1996 was $2,957,392. The Company had approximately $2,918,000 available on the line of credit as of December 31, 1996.

       As of December 31, 1996, the Company was in violation of a financial covenant required under the credit agreement. On March 27, 1997, the finance company waived the debt covenant violation.


(9)    LONG-TERM DEBT

       Long-term debt as of December 31, 1996 consists of:

         Promissory note, bearing interest at 9%, payable in
           monthly installments of $777, maturing June 1998,
            secured by equipment                                  $11,735

         Less current installments                                  7,999
                                                                  -------

                 Long-term debt, less current installments        $ 3,736
                                                                  =======

                             CRAGAR INDUSTRIES, INC.

       The annual maturities of long-term debt after December 31, 1996 are as follows:

                                           YEARS ENDING
                                           DECEMBER 31,
                                           ------------
                                              1997                   $ 7,999
                                              1998                     3,736
                                                                     -------

                      Total annual maturities of long-term debt      $11,735
                                                                     =======


       On June 20, 1996, a stockholder of the Company entered into an agreement with a creditor of the Company, whereby the stockholder was assigned the rights to an unsecured promissory note and a non-compete agreement between the creditor and the Company. The unsecured promissory note and non-compete agreement had outstanding principal balances of $1,066,098 and $44,118, respectively, at June 20, 1996. The stockholder paid the creditor $700,000 in consideration of said assignment.

       In July 1996, the Company obtained bridge notes from unrelated parties totaling $1,500,000. The holders of the bridge notes were also granted warrants to purchase 126,000 shares of common stock at an exercise price of $3.25 a share. The Company valued the warrants at $3.55 a share. Because the estimated fair value of such warrants exceeded the exercise price by $.30 per share, the Company recorded additional paid-in capital and a debt discount of $37,800. The debt discount was being amortized to interest expense over the term of the related financing. A portion of the bridge note proceeds were used to pay the aforementioned unsecured promissory note and non-compete agreement obligation held by a stockholder for $700,000, plus $79,727 for interest and service charges related to the assignment. The Company recognized a $330,489 extraordinary gain on the transaction during the year ended December 31, 1996. In December 1996, the Company paid off all bridge notes in full upon completion of its initial public offering. The remaining debt discount related to the warrants was immediately amortized to interest expense.


 (10)  INVESTOR DEBT

       During December 1996, $1,500,000 of the Company's outstanding "junior investor notes" and a $350,000 note to a stockholder were converted to 359,722 shares of common stock as a result of the completion of its initial public offering.

       Total interest expense on investor debt was $147,996 and $116,177 for the years ended December 31, 1996 and 1995, respectively.

       On January 31, 1995, other subordinated investor notes (not including the junior investor notes) in the amount of $3,358,323 were contributed to the capital of the Company. No securities of the Company or any other consideration was issued or delivered to the original investors in connection with the contribution.

                             CRAGAR INDUSTRIES, INC.

 (11)  OUTSTANDING WARRANTS

       At December 31, 1996, the Company has outstanding Class A warrants to purchase 122,062.5 shares of the Company's common stock at $1.43 per share. The warrants became exercisable on January 1, 1993 and expire December 31, 1999. The Company also has outstanding Class B warrants to purchase 24,500 shares of the Company's common stock at $.36 per share. These warrants became exercisable on December 15, 1994 and expire December 31, 1999. The Company also issued Class C warrants to purchase 126,000 shares of common stock at an exercise price of $3.25 per share which expires June 30, 2001. In the opinion of management, the exercise price of the Class A and Class B warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of grant.

       Warrants to acquire 977,500 shares of the Company's common stock at $6.60 per share and representative's warrants to acquire 85,000 shares of the Company's common stock at $7.50 per share were outstanding as of December 31, 1996 as a result of the completion of the Company's initial public offering.


(12)   STOCK OPTION PLAN

       During 1996, the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and nonemployee director plan (the Plans), which permit the granting of options to eligible employees and directors to purchase shares of the Company's common stock. The Plans reserve 245,000 shares of the Company's common stock for grant. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under provisions of the Plans with similar terms to the incentive and non-incentive stock options. On June 10, 1996, the Company granted 11,900 options under the nonemployee director plan at an exercise price of $5.14 a share and no options were granted under the restricted stock plan. On November 9, 1996, the Company granted 53,500 options under the restricted stock and option plan, 700 options under the Directors' Plan and 2,100 other options at an exercise price of $5.60 per share.

       The per share weighted-average fair value of stock options granted during 1996 was $3.90 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.96%, expected volatility of 40.9% and an expected life of 4 years.

                             CRAGAR INDUSTRIES, INC.

       The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.

                                                                                  1996
                                                                              -------------
                    Net loss:
                        As reported                                           $  (1,128,844)
                        Pro forma                                                (1,420,500)
                                                                              =============

                    Loss per share:
                        As reported                                           $        (.98)
                        Pro forma                                                     (1.23)
                                                                              =============


       The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years.

       A summary of the aforementioned stock plan follows:

                                                                       WEIGHTED
                                                                     AVERAGE PRICE
                                                                NUMBER          PER SHARE
                                                              -----------     -------------
                    Balance, December 31, 1995                       --             $ --

                    Granted                                       68,200             5.52
                    Forfeited                                         --               --
                    Exercised                                         --               --
                                                                  ------            -----

                    Balance, December 31, 1996                    68,200            $5.52
                                                                  ======            =====

                             CRAGAR INDUSTRIES, INC.

       A summary of stock options granted at December 31, 1996 follows:

                                       OPTIONS OUTSTANDING
                       -----------------------------------------------------
                                                                                        OPTIONS EXERCISABLE
                                              WEIGHTED-                        ------------------------------------
                            NUMBER             AVERAGE         WEIGHTED-             NUMBER            WEIGHTED-
                        OUTSTANDING AT        REMAINING         AVERAGE          EXERCISABLE AT         AVERAGE
                         DECEMBER 31,        CONTRACTUAL        EXERCISE          DECEMBER 31,          EXERCISE
 EXERCISE PRICES             1996                LIFE            PRICE                1996               PRICE
-------------------    -----------------    ---------------  ---------------    -----------------    -------------
      $5.14                   11,900        9 years, 6 mos.  $       5.14            11,200     $        5.14
      $5.60                   56,300        9 years, 10 mos.         5.60            55,600              5.60
                       -----------------                     ---------------     ----------     -------------

                              68,200                         $       5.52            66,800     $        5.52
                       =================                     ===============     ==========     =============

 (13)  PREFERRED STOCK

       On March 26, 1994, the Company authorized 200,000 shares of preferred stock, $.01 par value, of which no shares were issued and outstanding at December 31, 1996.


 (14)  COMMON STOCK

       On September 30, 1995, the Company issued 26,410 shares of common stock valued at $6.64 per share in exchange for accrued interest on the junior investor notes as of September 30, 1995, in the amount of $175,245.

       On September 27, 1996, the Company's Board of Directors approved a 7-for-1 stock split and increased the authorized number of shares of common stock from 700,000 to 5,000,000 shares. All share and per share amounts have been restated to reflect the effect of the stock split.

       During 1996, the Company completed an initial public offering in which it issued a total of 920,000 shares of common stock and 977,500 warrants to purchase a total of 977,500 shares of common stock for approximately $4,494,000 cash net of stock issuance costs.


 (15)  INCOME TAXES

       The Company had no current or deferred income taxes for the years ended December 31, 1996 and 1995. The reconciliation of the expected income tax expense (benefit) calculated at the U.S. Federal statutory rate of 34% to actual income taxes per the financial statements for the years ended December 31, 1996 and 1995 is as follows:

                                                                        1996           1995
                                                                    ------------   -----------
Computed "expected" tax benefit                                      $(383,807)      (235,877)
Change in the valuation allowance for deferred tax assets              421,000        216,000
State and local income taxes, net of federal income tax benefit        (51,000)       (30,800)
Other, net                                                              13,807         50,677
                                                                     ---------       --------

                                                                     $    --             --
                                                                     =========       ========

                             CRAGAR INDUSTRIES, INC.

       The Company has net operating loss carryforwards at December 31, 1996 of approximately $4,400,000 for Federal income tax purposes, which begin to expire in 2010. In the event of a change in ownership pursuant to Internal Revenue Service regulations, utilization of the net operating loss carryforwards may be eliminated or significantly reduced.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                    1996              1995
                                                                               -------------      ------------
       Deferred tax assets:
           Accounts receivable, principally due to allowance for doubtful
             accounts                                                          $    11,000           60,000
           Inventories, principally due to allowance for obsolete and
             slow-moving inventory                                                 632,000          593,000
           Differences in basis of assets upon acquisition, principally
             property and equipment and accounts receivable                        169,000          806,000
           Property and equipment, principally due to differences in
             depreciation                                                          104,000             --
           Net operating loss carryovers                                         1,774,000          860,000
           Rebates and sales discounts accrual                                     116,000          133,000
           Other                                                                   128,000           74,000
                                                                               -----------       ----------
                  Total gross deferred tax assets                                2,934,000        2,526,000

           Less valuation allowance                                             (2,934,000)      (2,513,000)
                                                                               -----------       ----------
                  Net deferred tax assets                                             --             13,000
                                                                               -----------       ----------

       Deferred tax liabilities:
           Property and equipment, principally due to differences in
             depreciation                                                             --             13,000
                                                                               -----------       ----------
                  Total gross deferred liabilities                                    --             13,000
                                                                               -----------       ----------

                  Net deferred income taxes                                    $      --               --
                                                                               ===========       ==========


       The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $2,934,000 and $2,513,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $421,000 and $216,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.

                             CRAGAR INDUSTRIES, INC.

 (16)  LEASES

       The Company is obligated under various capital leases for certain equipment that expire at various dates during the next three years. The gross amount of equipment and related accumulated amortization recorded under capital leases as of December 31, 1996 is as follows:

       Equipment                                       $   312,529
       Less accumulated amortization                        99,520
                                                       -----------

                                                       $   213,009
                                                       ===========


       Amortization of equipment held under capital leases is included with depreciation expense.

       The Company also leases office and warehouse facilities and various equipment items under operating leases. The Company is responsible for all occupancy costs including insurance and utility costs. Minimum future rental commitments for all noncancelable operating leases having original or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 1996 are:

                                YEARS ENDING                 CAPITAL       OPERATING
                                DECEMBER 31,                 LEASES          LEASES
                                ------------              ------------   -------------
                                    1997                    $ 95,295      $  327,776
                                    1998                     112,997         327,776
                                    1999                        --           325,693
                                    2000                        --           346,191
                                    2001                        --           355,596
                                 Thereafter                     --           471,429
                                                            --------      ----------

         Total minimum lease payments                        208,292      $2,154,461
                                                                          ==========

         Less amount representing interest (at rates
           ranging from 9% to 19.05%)                         30,950
                                                            --------

         Present value of minimum capital lease payments     177,342
         Less current installments of capital lease
           obligations                                        69,219
                                                            --------

         Capital lease obligations, excluding current
           installments                                     $108,123
                                                            ========

                             CRAGAR INDUSTRIES, INC.

       No renewal options are provided for in the operating lease agreements. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense under operating leases with a term in excess of one month was $372,529 and $414,131 for the years ended December 31, 1996 and 1995, respectively.


 (17)  MAJOR CUSTOMERS

       The Company sold a substantial portion of its product to three customers in 1996 and in 1995. Sales amounts for 1996 and 1995 for these customers are as follows:

                                                                1996             1995
                                                               ------           ------
                                                             PERCENT OF        PERCENT OF
                                                               SALES             SALES
                                                               ------           ------
           Sales to major customers:
             Super Shops                                        24.3%            23.6%
             Heafner Tire                                       12.1             11.8
             Keystone Automotive                                 4.6              3.7
                                                              ------           ------

                                                                41.0%            39.1%
                                                              ======           ======


       Accounts receivable from significant customers as of December 31, 1996 and 1995 follows:

                                                               1996              1995
                                                          --------------    ---------------
                                                             PERCENT OF        PERCENT OF
                                                              ACCOUNTS          ACCOUNTS
                                                             RECEIVABLE        RECEIVABLE
                                                          --------------    ---------------

       Accounts receivable from major customers:
           Super Shops                                            40.1%              29.4%
           Heafner Tire                                            3.9                8.6
           Keystone Automotive                                     8.7               10.8
                                                          --------------    ---------------

                                                                  52.7%              48.8%
                                                          ==============    ===============


 (18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standard No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. The following methods and assumptions were used by the Company in estimating fair value disclosures for the financial instruments:

                             CRAGAR INDUSTRIES, INC.

              Limitations -- Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

              Since the fair value is estimated as of December 31, 1996, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

              Current assets and current liabilities -- The amounts reported in the balance sheet approximates fair value due to the short maturities of these instruments.

              Long-term debt -- The terms of the Company's long-term debt approximate the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


(19)   CONCENTRATION OF CREDIT RISK

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount of FDIC coverage. As described in note 1, the Company sells its products to automotive aftermarket distributors and dealers throughout the United States, Canada, Mexico, Australia and other international markets. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

       As of December 31, 1996, the Company had concentrations of credit risk consisting of cash balances of approximately $2,683 over the FDIC coverage at one financial institution.


(20)   LITIGATION AND CLAIMS

       The Company is involved in various claims and actions arising in the ordinary course of business. In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. Accordingly, no provision has been made in the accompanying financial statements for losses, if any, that might result from the ultimate resolution of these matters.