Form 10QSB
period 1997-03-31
CRAGAR INDUSTRIES INC /DE
filed 1997-05-15
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Number of shares of common stock, $.01 par value, outstanding as of May 12, 1997: 2,210,290.

         Transitional small business disclosure format. Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             CRAGAR INDUSTRIES, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                 ASSETS                                                        March 31,          December 31,
                                                                                                 1997                 1996
                                                                                             ------------         -----------
Current Assets:                                                                               (Unaudited)

     Cash and cash equivalents                                                               $    198,578             863,049
     Accounts receivable, less allowance for doubtful accounts of
     $23,192 as of 3/31/97 and $28,475 as of 12/31/96                                           5,332,109           3,562,358
     Inventories, net                                                                           5,814,714           6,302,612
     Prepaid expenses                                                                              80,480              38,498
                                                                                             ------------         -----------
             Total current assets                                                              11,425,881          10,766,517
                                                                                             ------------         -----------

Property and equipment, net                                                                       866,657             825,505
Other assets, net                                                                                 136,774             163,122
                                                                                             ------------         -----------

                                                                                             $ 12,429,312          11,755,144
                                                                                             ============         ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                               March 31,          December 31,
                                                                                                 1997                1996
                                                                                             ------------         -----------
Current liabilities:                                                                          (Unaudited)

     Accounts payable                                                                        $  2,372,686           2,509,473
     Accrued expenses                                                                           1,517,797           1,439,627
     Accrued interest                                                                              62,888             123,352
     Current installments of capital lease obligations                                             72,331              69,219
     Current installments of long-term debt                                                         8,329               7,999
                                                                                             ------------         -----------
             Total current liabilities                                                          4,034,033           4,149,670

Notes payable                                                                                   3,944,504           2,957,392
Capital lease obligations, less current installments                                               88,805             108,123
Long-term debt, less current installments                                                           1,526               3,736
Excess of fair value of assets acquired over cost                                                 553,101             737,468
                                                                                             ------------         -----------
             Total liabilities                                                                  8,621,969           7,956,389
                                                                                             ------------         -----------

Stockholders' equity:
     Preferred stock, par value $.01; authorized 200,000 shares,
     no shares issued and outstanding                                                                  --                  --
     Common stock, par value $.01; authorized 5,000,000 shares,
     2,210,305 shares issued and outstanding at 3/31/97                                            22,103              22,103
     Additional paid-in capital                                                                11,335,141          11,335,141
     Accumulated deficit                                                                       (7,549,901)         (7,558,489)
                                                                                             ------------         -----------
             Total stockholders' equity                                                         3,807,343           3,798,755
                                                                                             ------------         -----------
                                                                                             $ 12,429,312          11,755,144
                                                                                             ============         ===========


See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         ------------------------------
                                                                            1997                1996
                                                                         -----------         ----------
Net sales                                                                $ 4,644,521          6,653,845
Cost of goods sold                                                         3,863,096          5,616,958
                                                                         -----------         ----------
             Gross profit                                                    781,425          1,036,887
                                                                         -----------         ----------

Selling, general and administrative expenses                                 830,079            653,098
Amortization of excess of fair value of assets acquired over cost           (184,367)          (184,367)
                                                                         -----------         ----------
             Income from operations                                          135,713            568,156
                                                                         -----------         ----------

Non-operating expenses, net
     Interest expense, net                                                   110,721            237,651
     Other, net                                                               16,404             11,765
                                                                         -----------         ----------
             Total non-operating expenses                                    127,125            249,416
                                                                         -----------         ----------

             Income before income taxes                                        8,588            318,740

Income taxes                                                                       0                  0
                                                                         -----------         ----------

             Net earnings                                                $     8,588            318,740
                                                                         ===========         ==========

Earnings per common equivalent share                                     $      0.00               0.29
                                                                         ===========         ==========

Shares used in computation                                                 2,386,324          1,114,059
                                                                         ===========         ==========


See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                               -------------------------------
                                                                                   1997                1996
                                                                               -----------          ----------
Cash flows from operating activities
     Net earnings                                                              $     8,588            318,740
     Adjustments to reconcile net earnings to net cash used in
         operating activities:
         Write off on accounts receivable                                           (5,283)           (97,823)
         Provision for obsolete and slow-moving inventory                          (93,643)          (205,686)
         Depreciation and amortization of property and equipment                    76,013             73,405
         Amortization of other assets                                               33,847             31,324
         Amortization of excess fair value of assets acquired over cost           (184,367)          (184,367)
         Increase (decrease) in cash resulting from changes in:
             Accounts receivable                                                (1,764,469)        (1,652,470)
             Inventories                                                           581,542            997,153
             Prepaid Expenses                                                      (41,983)           (84,062)
             Other assets                                                           (7,500)                 0
             Accounts payable and accrued expenses                                 (58,614)           606,810
             Accrued interest                                                      (60,464)            23,245
                                                                               -----------         ----------
                 Net cash used in operating activities                          (1,516,333)          (173,731)
                                                                               -----------         ----------

Cash flows from investing activities
     Purchases of property and equipment                                          (117,164)           (12,930)
                                                                               -----------         ----------
                 Net cash used in investing activities                            (117,164)           (12,930)
                                                                               -----------         ----------

Cash flows from financing activities
     Net borrowings on note payable, net                                           987,112            209,275
     Repayments of long-term debt                                                   (1,880)            (7,869)
     Repayments of capital lease obligations                                       (16,206)           (14,745)
                                                                               -----------         ----------
                 Net cash provided by financing activities                         969,026            186,661
                                                                               -----------         ----------

                 Net decrease in cash and cash equivalents                        (664,471)                 0

Cash and cash equivalents at beginning of period                                   863,049                  0
                                                                               -----------         ----------

Cash and cash equivalents at end of period                                     $   198,578                  0
                                                                               ===========         ==========


See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

1.       Summary of Significant Accounting Policies:
         Basis of Presentation:

         The interim financial data as of and for the three months ended March 31, 1997, and 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories:
         Inventories consist of the following:

                                    March 31, 1997
                                    --------------
                                     (Unaudited)
                                    --------------

              Raw Materials          $3,623,427
              Work in Process           844,614
              Finished Goods          1,346,673
                                     ----------
                                     $5,814,714
                                     ==========

3.       Net Earnings per Common Share:

         Net earnings per share is based on the reported net earnings. The resulting amount is presented as earnings applicable to common shareholders.

         Such income applicable to common shareholders in each period is divided by the weighted average number of outstanding common shares and common equivalent shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

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

COMPARISON OF QUARTER ENDED MARCH 31, 1997 AND QUARTER ENDED MARCH 31, 1996

         Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the first quarter ended March 31, 1997 were $4,644,521 compared to $6,653,845 in 1996, representing a 30.2% decline in sales. The decrease in net sales was attributable, in part, to the fact that the Company accrued a larger amount of cash rebates, discounts, and returns during the first quarter of 1997 as compared to the first quarter of 1996. Other factors contributing to the decrease in net sales included the loss of a significant customer as a result of its ceasing operations, a reduction in purchases from two other significant customers, and an overall reduction in sales in the wire wheel segment of the automotive aftermarket.

         Gross profit is determined by subtracting cost of goods sold from net sales. Costs of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products. Gross profit for the first quarter ended March 31, 1997 was $781,425 versus $1,036,887 for 1996. As a percentage of net sales, gross profit increased in 1997 compared to 1996, from 15.6% to 16.8%. The increases in gross profit as a percentage of sales reflected the overall decrease in manufacturing costs. The Company expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors including changes in order levels from customers, the timing of orders, changes in product mix and other factors.

         Selling, general, and administrative expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and general overhead. These expenses for the first quarter ended March 31, 1997 were $830,079 compared to $653,098 for the first quarter ended March 31, 1996. This 27% increase was primarily due to promotional marketing activities.

         Interest, net, for the first quarter of 1997 was $110,721 compared to $237,651 for the first quarter of 1996. The 53.4% decrease in interest expense is primarily attributable to the reduction in the amount outstanding under the Company's credit facility with Norwest Business Credit, Inc. ("Norwest"). See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         Because of its carry-forward losses from previous years, the Company had no income tax provision in the first quarter of 1997 and 1996.

         Net earnings for the first quarter ended March 31, 1997 were $8,588 compared to $318,740 for the first quarter of 1996, a decrease of $310,152. This decrease was primarily due to lower net sales and increased selling, general and administrative expenses. These amounts were offset by $184,367 of negative goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1995, the Company entered into a revolving credit facility ("Credit Facility") with Norwest. The Credit Facility currently has a maximum commitment of $9.5 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 15, 1998 and is secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest is due monthly at the prime rate plus 2.25%. As of March 31, 1997, the outstanding balance under the Credit Facility was approximately $3.95 million, and the remaining amount available to be borrowed thereunder was approximately $2.712 million.

         The Credit Facility requires the maintenance of certain specified financial ratios and satisfaction of other financial tests. As of March 31, 1997, the Company was in default of the net income covenant of the Credit Facility. The Company is currently negotiating with Norwest to obtain a waiver with respect to this default. However, there is no assurance the Company will receive the waiver. As a result of this default, Norwest may, among other remedies, declare all of the outstanding borrowings under the Credit Facility to be immediately due and payable and may exercise its rights as a secured creditor under the Credit Agreement, including, without limitation, the right to take possession of the property of the Company that secures the Credit Facility. Norwest may also require the Company to pay an amount, for deposit in a special account, equal to the maximum aggregate amount available to be drawn under all letters of credit outstanding under the Credit Facility (currently $69,009). Any such exercise of remedies by Norwest would have a material adverse effect upon the Company. In addition, the Company may be restricted in its ability to make further borrowings under the Credit Facility while the default remains outstanding. Any such restriction could also have a material adverse effect on the Company's business. Even if such a waiver is obtained from Norwest as to the existing default, there can be no assurance that the Company will be able to satisfy the financial ratios and other tests under the Credit Facility for future periods. Failure to satisfy such requirements could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See "Management's Discussion and Analysis or Plan of Operation -- Factors that May Affect Future Results and Financial Condition -- Current Defaults; Dependence on External Financing" below.

         At March 31, 1997, the Company had an accumulated deficit of $7,549,901. For the first quarter ended March 31, 1997, the Company's operating activities used $1,516,333 of cash.

         The Company historically has financed its activities primarily from cash flows from operations, credit arrangements with financial institutions, operating leases for equipment, and loans and equity infusions from its principal stockholders and investors. Based on the Company's operating plan, and subject to resolution of outstanding issues under the Credit Facility as described above, management believes that anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs for at least the next 12 months. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing if required. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, when necessary, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

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


History of Previous Losses

The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1996, the Company incurred a net loss of $1,128,844. Net losses for this period included $737,469 from the amortization of negative goodwill related to the Company's initial acquisition of the Cragar assets, a $330,489 extraordinary gain related to the forgiveness of certain of the Company's debt, and a one-time gain of approximately $287,000 related to the sale of polishing assets that the Company had operated in Mexico as well as other equipment. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1996 declined to $18.6 million from $22.9 million for 1995. Net sales for the first quarter ended March 31, 1997 declined to $4.6 million from $6.7 million for the same period in 1996. Net Income for the first quarter ended March 31, 1997 declined to $8,588 from $318,740 for the same period in 1996. As of March 31, 1997, the Company had cumulative losses of $7.6 million and total stockholders' equity of approximately $3.8 million.


Covenant Defaults; Dependence on External Financing

The Norwest Credit Facility, which extends through April 15, 1998, has a maximum commitment of $9.5 million, and is subject to collateral availability at the time of borrowing, financial covenants, and other conditions. The Credit Facility requires the maintenance of specified cumulative net income, net worth, and debt service covenants. As of March 31, 1997, the Company was in default under the net income covenant of the Credit Facility. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital
Resources" above. There can be no assurance that the Company will be able to satisfy the terms and conditions of the Credit Facility in the future or that the Credit Facility will be extended beyond its current expiration date. In addition, there can be no assurance that the cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies especially in the event that the Company is required to refinance or replace the Credit Facility. As a result, the Company may need to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.


General Economic Factors

The Company's business is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing the Company's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While the Company believes that current economic conditions favor growth in the markets it serves, various factors, including those listed above could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect the Company's business in the future or prevent the Company from successfully implementing its business strategies.


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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. On November 27, 1996, the Company was dismissed as a defendant in an action in the United States District Court for the Eastern District of Michigan, entitled Patricia Ellerholz v. Goodyear Tire & Rubber Co. There are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Capital Resources" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fiscal quarter ended March 31, 1997, there were no matters submitted to a vote of security holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit No.            Description
         -----------            ------------
            11                  Schedule of Computation of Earnings Per Share
            27.1                Financial Data Schedule

         (b) Reports on Form 8-K

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CRAGAR INDUSTRIES, INC.


Dated:  May 15, 1997                     By: /s/
      ------------------                 ---------------------------------------
                                         Michael L. Hartzmark
                                         President and CEO

                                         By: /s/
                                         ---------------------------------------
                                         Anthony W. Barrett
                                         Vice President of Sales Operations
                                         (Principal Financial Officer)