Form 10QSB
period 1997-06-30
CRAGAR INDUSTRIES INC /DE
filed 1997-07-31
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the Quarterly Period Ended June 30, 1997


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock, $.01 par value, outstanding as of July 24, 1997: 2,210,305.

     Transitional small business disclosure format. Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CRAGAR INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                  ASSETS                                  June 30,         December 31,
                                                                            1997              1996
                                                                            ----              ----
Current Assets:                                                         (Unaudited)

Cash and cash equivalents                                              $          0           863,049
Accounts receivable, less allowance for doubtful accounts of
    $24,514 as of 6/30/97 and $28,475 as of 12/31/96                      7,349,260         3,562,358
Inventories, net                                                          6,010,861         6,302,612
Prepaid expenses                                                            339,219            38,498
                                                                       ------------       -----------
        Total current assets                                             13,699,340        10,766,517
                                                                       ------------       -----------

        Property and equipment, net                                       1,062,861           825,505
                  Other assets, net                                         102,927           163,122
                                                                       ------------       -----------

                                                                       $ 14,865,128        11,755,144
                                                                       ============       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                       $  2,887,976         2,509,473
Accrued expenses                                                          1,747,944         1,439,627
Accrued interest                                                             74,137           123,352
Current installments of capital lease obligations                           138,053            69,219
Current installments of long-term debt                                        7,897             7,999
                                                                       ------------       -----------
        Total current liabilities                                         4,856,007         4,149,670

Long term notes payable                                                   5,553,142         2,957,392
Capital lease obligations, less current installments                          6,166           108,123
Long-term debt, less current installments                                         0             3,736
Excess of fair value of assets acquired over cost                           368,734           737,468
                                                                       ------------       -----------
        Total liabilities                                                10,784,049         7,956,389
                                                                       ------------       -----------

Stockholders' equity:
     Preferred stock, par value $.01; authorized 200,000 shares,
     no shares issued and outstanding                                                              --
     Common stock, par value $.01; authorized 5,000,000 shares,
     2,210,305 shares issued and outstanding at 6/30/97                      22,103            22,103
     Additional paid-in capital                                          11,335,142        11,335,141
     Accumulated deficit                                                 (7,276,166)       (7,558,489)
                                                                       ------------       -----------
        Total stockholders' equity                                        4,081,079         3,798,755
                                                                       $ 14,865,128        11,755,144
                                                                       ============       ===========

*See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
                     Six Months Ended June 30, 1997 and 1996



                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30                            JUNE 30
                                                1997              1996             1997               1996
                                                ----              ----             ----               ----
Net sales                                      6,275,309        5,873,838        10,919,830        12,527,683
Cost of goods sold                             5,036,555        5,077,714         8,899,651        10,694,672
                                              ----------       ----------       -----------       -----------
     Gross profit                              1,238,754          796,124         2,020,179         1,833,011

Selling, general & administrative                981,624          616,311         1,811,703         1,269,409
Amort. of excess of fair value as assets        (184,367)        (184,367)         (368,734)         (368,734)
                                              ----------       ----------       -----------       -----------
     Income from operations                      441,497          364,180           577,210           932,336

Non-operating expenses
   Interest expense, net                         142,323          285,349           253,044           523,000
   Other, net                                     25,440           16,690            41,844            28,455
                                              ----------       ----------       -----------       -----------
     Total non-operating expenses                167,763          302,039           294,888           551,455

     Income before income taxes                  273,734           62,141           282,322           380,881

Income taxes                                          --           31,171                --            31,171
                                              ----------       ----------       -----------       -----------

    Income before extraordinary item             273,734           30,970           282,322           349,710

    Extraordinary item                                --         (130,000)               --          (130,000)

     Net earnings                                273,734          160,970           282,322           479,710
                                              ==========       ==========       ===========       ===========

Earnings per common equivalent share                0.12             0.14              0.12              0.43
                                              ==========       ==========       ===========       ===========

Shares used in computation                     2,368,601        1,115,556         2,368,601         1,115,556
                                              ==========       ==========       ===========       ===========

*See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                                             Six Months Ended June 30,
                                                                                                1997             1996
                                                                                                ----             ----
Cash flows from operating activities
     Net earnings                                                                           $   282,322          479,710
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Write off of accounts receivable                                                           (3,961)        (110,028)
      Provision for obsolete and slow-moving inventory                                         (105,453)        (215,032)
      Depreciation and amortization of property and equipment                                   154,487          147,481
      Amortization of other assets                                                               67,694           62,990
      Amortization of excess fair value of assets acquired over cost                           (368,734)        (368,734)
      Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                                                   (3,782,943)      (1,221,258)
       Inventories                                                                              397,204          503,380
       Prepaid expenses                                                                        (300,720)         (69,525)
       Other assets                                                                              (7,500)          (7,500)
       Accounts payable and accrued expenses                                                    656,460        1,011,998
       Accrued interest                                                                         (49,215)         108,012
                                                                                            -----------       ----------
         Net cash provided by (used in) operating activities                                 (3,060,358)         321,494
                                                                                            -----------       ----------

Cash flows from investing activities
     Purchases of property and equipment                                                       (391,843)         (53,502)
                                                                                            -----------       ----------
         Net cash used in investing activities                                                 (391,843)         (53,502)
                                                                                            -----------       ----------

Cash flows from financing activities
     Net borrowings (repayments) on note payable                                              2,626,110         (221,933)
     Repayments of long-term debt                                                                (3,838)         (15,946)
     Repayments of capital lease obligations                                                    (33,123)         (30,113)
                                                                                            -----------       ----------
         Net cash provided by financing activities                                            2,589,149          267,992
                                                                                            -----------       ----------

         Net decrease in cash and cash equivalents                                             (863,049)               0

Cash and cash equivalents at beginning of period                                                863,049                0
                                                                                            -----------       ----------

Cash and cash equivalents at end of period                                                  $         0                0
                                                                                            ===========       ==========

* See Condensed Notes to Financial Statements

                             CRAGAR INDUSTRIES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data as of and for the six months ended June 30, 1997, and 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories
         Inventories consist of the following:

                                                                         June 30, 1997
                                                                          (Unaudited)
                                                                          -----------
               Raw Materials                                              $3,609,447
               Work in Process                                               560,849
               Finished Goods                                              2,557,366
                                                                          ----------
                                                                          $6,727,662
                                                                          ----------
               Less allowance for obsolete and slow-moving inventory         716,800
                                                                          $6,010,862
                                                                          ==========

3.       Earnings per Common Equivalent Share

         Earnings per common equivalent share is based on the reported net earnings. The resulting amount is presented as earnings applicable to common stockholders.

         Such net earnings applicable to common stockholders in each period is divided by the weighted average number of outstanding common shares and common equivalent shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made.
 Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

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

RESULTS OF OPERATION

     The following table sets forth various items as a percentage of net sales revenue for the six months ended June 30, 1997 and June 30, 1996.

                                            THREE MONTHS ENDED 6/30     SIX MONTHS ENDED 6/30
                                               1997          1996         1997         1996
                                               ----          ----         ----         ----
      Net sales                                100.0%       100.0%       100.0%       100.0%
      Cost of goods sold                        80.3         86.4         81.5         85.4
                                               -----        -----        -----        -----
      Gross profit                              19.7         13.6         18.5         14.6
      SG&A                                      15.6         10.5         16.6         10.1
      Amortization of negative goodwill         (2.9)        (3.1)        (3.4)        (2.9)
                                               -----        -----        -----        -----
      Income from operations                     7.0          6.2          5.3          7.4
      Non-operating expense                      2.7          5.1          2.7          4.4
      Income tax                                --            0.5         --            0.2
      Extraordinary item                        --           (2.2)        --           (1.0)
                                               -----        -----        -----        -----
      Income before  income taxes                4.3          2.8          2.6          3.8

COMPARISON OF QUARTER ENDED JUNE 30, 1997 AND QUARTER ENDED JUNE 30, 1996

     Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the quarter ended June 30, 1997 were $6,275,309 compared to $5,873,838 in 1996, representing a 6.8% increase in sales. The increase in net sales was attributable to the introduction of several new styles during the second quarter of the year. Discounts, returns and allowances decreased by 7% between quarter ended June 30, 1997 and quarter ended June 30, 1996. The decrease in returns and allowances is attributable to lower sales levels, actual lower expense and lowered accruals for the period ended June 30,1997.

     Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products. Gross profit for the quarter ended June 30, 1997 was $1,238,754 versus $796,124 for the quarter ended June 30, 1996. As a percentage of net sales, gross profit increased in the second quarter of 1997 compared to the second quarter of 1996, from 13.6% to 19.7%. The increase in gross profit as a percentage of sales reflected the continued focus on decreasing manufacturing costs, a change in the product mix, and higher margins on new product introductions. The Company expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors including changes in order levels from customers, the timing of orders, changes in product mix and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and general overhead. These expenses for the second quarter ended June 30, 1997 were $981,624 compared to $616,311 for the quarter ended June 30, 1996. The 59.3% increase was due in part to the Company's focus on promoting its new products through increases in marketing expenses and related travel expenses. Promotional expenses for the Company's racing wheel market segment accounts for 23% of the period to period change.

     Interest and other expenses, net, for the second quarter of 1997 were $167,763 compared to $302,039 for the second quarter of 1996. The decrease of $134,276 is primarily attributable to the Company's reduction in the amount outstanding under its credit facility with Norwest Business Credit and the elimination of other long term debt. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     Because of its carry-forward losses from previous years, the Company had no income tax provision in the second quarter of 1997.

     Earnings for the second quarter ended June 30, 1997 were $273,734 compared to $160,970 for the second quarter ended June 30, 1996, an increase of $112,764, or 70.1%. Earnings per share for second quarter ended June 30, 1997 was $.12 compared to $.14 per share for second quarter ended June 30, 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996

     Net sales decreased 12.8% from $12,527,683 to $10,919,830 for the six month periods ended June 30, 1996 and June 30, 1997, respectively. The decrease was primarily due to the Company's decision to withdraw from a low margin relationship with a customer and the reduction of sales of wire wheels.

     Gross profit improved from 14.6% to 18.5% for the six month period ended June 30, 1996 and June 30, 1997, respectively. Product mix changes and the introduction of several new wheel styles at higher margins contributed to the gross margin improvement. Cost reduction efforts positively effected gross profit in the second quarter of 1997 as programs started to be fully implemented.

     SG&A expenses for the six months ended June 30, 1997 increased 42.7% from $1,269,409 to $1,811,703 over the same six months ended June 30, 1996. Of the total increase, 62% relate to newly introduced selling and marketing initiatives of the Company. Costs associated with public company responsibilities including reporting requirements and investor relations account for another 10% of the increase in SG&A.

     Interest expense was reduced by $269,956 or by 51.6% as outstanding loan amounts have been reduced by $4.7 million on average for six months ended June 30, 1997 as compared to the same period for 1996.

     Net earnings for the six months ended June 30, 1997 of $282,322 were 25.9% less than the same period of 1996. Earnings before extraordinary items of $349,710 were recorded for six months ending June 30, 1996. Earnings per share for six months ended June 30, 1997 were $.12 as compared to $.43 for the same period ending June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1995, the Company entered into a revolving credit facility ("Credit Facility") with Norwest Business Credit, Inc. ("Norwest"). The Credit Facility currently has a maximum commitment of $9,500,000, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 15, 1998 and is secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest is due monthly at the prime rate plus 2.25%. As of June 30, 1997, the outstanding balance under the Credit Facility was approximately $5,553,142, and the remaining amount available to be borrowed thereunder was $1,792,133. The Company's largest customer is currently beyond terms in regard to payment of outstanding invoices owed the Company. As such the Company's accounts receivable balance has grown and necessitated increased borrowing against its Credit Facility. The Company is working with the customer to bring the outstanding credit into line with the terms of sale. Working capital as of June 30, 1997 was $8,843,334 up from $8,293,828 June 30, 1996.

     The Credit Facility requires the maintenance of certain specified financial ratios and satisfaction of other financial tests. As of June 30, 1997, the Company was in default of the debt service coverage ratio covenant of the Credit Facility. The Company expects to receive a waiver with respect to this default. There can be no assurance that the Company will be able to satisfy the financial ratios and other tests under the Credit Facility for future periods. Failure to satisfy such requirements could have a material adverse effect on the Company.

     At June 30, 1997, the Company had an accumulated deficit of $7,276,166.

     The Company historically has financed its activities primarily from cash flows from operations, credit arrangements with financial institutions, operating leases for equipment, and loans and equity infusions from its principal stockholders and investors. Based on the Company's operating plan, management believes that anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs for at least the next 12 months. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

SEASONALITY

     Historically, the Company has experienced higher revenue in the first two quarters of the year than in the latter half of the year. The Company believes that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers have added liquidity from income tax refunds during the first half of the year.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

History of Previous Losses

The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1996, the Company incurred a net loss of $1,128,844. Net losses for this period were reduced by $737,469 in income from the amortization of negative goodwill related to the Company's initial acquisition of the Cragar assets, a $330,489 extraordinary gain related to the forgiveness of certain of the Company's debt, and a one-time gain of approximately $287,000 related to the sale of polishing assets that the Company had operated in Mexico as well as other equipment. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1996 declined to $18,625,497 from $22,935,773 for 1995. Net sales for the six months ended June 30, 1997 declined to $10,919,830 from $12,527,683 for the same period in 1996. Net earnings for the six months ended June 30, 1997 declined to $282,322 from $479,710 for the same period in 1996. As of June 30, 1997, the Company had cumulative losses of $7,276,166 and total stockholders' equity of $4,081,079.

Covenant Defaults; Dependence on External Financing

The Norwest Credit Facility, which extends through April 15, 1998, has a maximum commitment of $9,500,000, and is subject to collateral availability at the time of borrowing, financial covenants, and other conditions. The Credit Facility requires the maintenance of specified cumulative net earnings, net worth, and debt service covenants. As of June 30, 1997, the Company was in default under the debt service covenant of the Credit Facility. The Company expects to receive a waiver with respect to this default. There can be no assurance that the Company will be able to satisfy the terms and conditions of the Credit Facility in the future or that the Credit Facility will be extended beyond its current expiration date. In addition, there can be no assurance that the cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies especially in the event that the Company is required to refinance or replace the Credit Facility. As a result, the Company may need to raise additional funds through equity or debt financing. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financing may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

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

No Assurance of Successful Acquisitions

The Company intends to consider acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

Variability in Operating Results; Seasonality

The Company's results of operations have been and will continue to be subject to substantial variations as a result of a number of factors, any of which could have a material adverse effect on the Company. In particular, the Company's operating results can vary because of the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which the Company participates. Historically, the Company's net sales have been highest in the first and second quarters of each year. Significant variability in orders during any period may have an adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse effect on the Company's results of operations. The Company believes that any period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Dependence on Key Distributors; Implementation of New Distribution Channels

A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 71.3% of the Company's gross sales for the first half of 1997. The top three customers accounted for 50.6% of gross sales. For the six months ended June 30, 1997, Super Shops accounted for 34.7% of gross sales, J. H. Heafner Company, Inc. accounted for 10.6% of gross sales and Reliable Automotive Company, Inc. accounted for 5.3% of gross sales. For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of gross sales, with Super Shops accounting for 24.3%, J. H. Heafner Company, Inc. 12.1%, and B & R Wholesale Tire 8.4%. In 1995, the Company's ten largest customers accounted for a total of approximately 70.4% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 23.6%, 11.8%, and 9.5% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. As a result of the Company's decision not to meet competitors' pricing on steel wheels, the Company has experienced a decrease in sales of steel wheels to J. H. Heafner Company, Inc. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company.

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

Highly Competitive Industry

The market for the Company's products is highly competitive. The Company competes primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. Many of the Company's competitors have substantially greater financial, personnel, marketing, and other resources than the Company. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company.

Regulatory Compliance

The Company is subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it is currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its production processes, cessation of operations, or other actions which could have a material adverse affect on the Company. In the ordinary course of its business, the Company uses metals, oils, and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

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

Risks Associated with International Sales; Currency Fluctuations

As part of the Company's business strategy, it intends to expand into selected international markets. In 1996 and 1995, the Company derived approximately 4.0% and 5.4%, respectively, of total gross sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support, and export licensing requirements, any of which could have a material adverse effect on the Company. In addition, a weakening in the value of foreign currencies relative to the U.S. dollar and fluctuations in foreign currency exchange rates could have an adverse impact on the price of the Company's products in its international markets.

Control by Existing Stockholders

The directors, officers, and principal stockholders of the Company beneficially own approximately 25% of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

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

Dependence on Key Personnel

The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 10% of the Company's Common Stock. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely effect the Company's results of operations.
The Company does not maintain key man life insurance on any of its personnel.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to the conduct of its business. There are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Liquidity
            and Capital Resources" above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company, was held on May 16, 1997. The shareholders elected the following persons to serve for one-year terms
as directors of the Company (with   votes cast for, against, or withheld):

                                            Votes For            Votes Against     Votes Withheld
                                            ---------            -------------     --------------
     Election of Directors
          Michael L. Hartzmark              1,635,597                 0                 3,300
          Sidney Dworkin                    1,635,597                 0                 3,300
          Mark Schwartz                     1,635,597                 0                 3,300
          Donald E. McIntyre                1,635,597                 0                 3,300
          Edward E. Faber                   1,635,597                 0                 3,300

     In addition, the Shareholders elected to approve amendments to both the Cragar Non-Employee Directors's Stock Option Plan ( the "Directors' Plan") and the Cragar Stock Option and Restricted Stock Plan (the "Employee Option Plan"). The votes cast for each amendment were as follows:

                                            Votes For            Votes Against     Votes Withheld
                                            ---------            -------------     --------------
          Directors' Plan                   916,016              14,580            1,750
          Employee Option Plan              919,216              11,080            2,050


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.                Description
         -----------                -----------
               11                   Schedule of Computation of Earnings per Share
               27                   Financial Data Schedule

         (b)          Reports on Form 8-K
                      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated:  July 30, 1997                            By:/s/Michael L. Hartzmark
        -------------                               -------------------------
                                                 Michael L. Hartzmark
                                                 President and CEO

Dated:  July 30, 1997                            By:/s/Robert L. Prescott
        -------------                               ---------------------
                                                 Robert L. Prescott
                                                 Chief Financial Officer