Form 10QSB
period 1997-09-30
CRAGAR INDUSTRIES INC /DE
filed 1997-11-14
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997


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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of common stock, $.01 par value, outstanding as of October 31, 1997: 2,482,865.

         Transitional small business disclosure format. Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CRAGAR INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                 ASSETS                                 September 30,       December 31,
                                                                            1997                1996
                                                                        ------------        ------------
Current Assets:                                                         (Unaudited)
     Cash and cash equivalents                                          $     82,390        $    863,049
     Accounts receivable, less allowance for doubtful accounts of
      $3,300,556 as of 9/30/97 and $28,475 as of 12/31/96                  2,609,712           3,562,358
     Inventories, net                                                      5,834,828           6,302,612
     Prepaid expenses                                                        299,091              38,498
                                                                        ------------        ------------
             Total current assets                                          8,826,022          10,766,517
                                                                        ------------        ------------
Property and equipment, net                                                1,185,114             825,505
Other assets, net                                                             74,080             163,122
                                                                        ------------        ------------
                                                                        $ 10,085,216        $ 11,755,144
                                                                        ============        ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $  1,915,920        $  2,509,473
     Accrued expenses                                                      1,768,762           1,439,627
     Accrued interest                                                         77,357             123,352
     Current Note Payable                                                  5,752,171                  --
     Current installments of capital lease obligations                       124,062              69,219
     Current installments of long-term debt                                    5,859               7,999
                                                                        ------------        ------------
             Total current liabilities                                     9,644,132           4,149,670

Note Payable                                                                      --           2,957,392
Capital lease obligations, less current installments                           2,497             108,123
Long-term debt, less current installments                                         --               3,736
Excess of fair value of assets acquired over cost                            184,367             737,468
                                                                        ------------        ------------
             Total liabilities                                             9,830,996           7,956,389
                                                                        ------------        ------------
Stockholders' equity:
     Preferred stock, par value $.01; authorized 200,000 shares,
     no shares issued or outstanding                                              --                  --
     Common stock, par value $.01; authorized 5,000,000 shares,
     2,365,965 shares issued and outstanding                                  23,660              22,103
     Additional paid-in capital                                           11,751,291          11,335,141
     Accumulated deficit                                                 (11,520,731)         (7,558,489)
                                                                        ------------        ------------
             Total stockholders' equity                                      254,220           3,798,755
                                                                        $ 10,085,216        $ 11,755,144
                                                                        ============        ============

*See accompanying Notes to Condensed Financial Statements.

                             CRAGAR INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30                            SEPTEMBER 30
                                                        1997                 1996                1997                1996
                                                     ------------        ------------        ------------        ------------
Net sales                                            $  2,850,898        $  3,528,391        $ 13,770,728        $ 16,056,074
Cost of goods sold
                                                        2,716,798           3,377,216          11,616,449          13,974,038
                                                     ------------        ------------        ------------        ------------
Gross profit                                              134,100             151,175           2,154,279           2,082,036
Selling, general & administrative                       4,359,261             595,249           6,170,964           1,962,508
Amortization of excess of fair value of assets           (184,367)           (184,367)           (553,101)           (553,101)
                                                     ------------        ------------        ------------        ------------
     Income (Loss) from operations                     (4,040,794)           (259,707)         (3,483,584)            672,629
Non-operating expenses
   Interest expense, net                                  174,516             230,259             406,681             737,085
   Other, net                                              29,255              91,978             (69,656)           (155,026)
                                                     ------------        ------------        ------------        ------------
     Total non-operating expenses                         203,771             160,603             498,659             582,059
     Income (Loss) before income taxes                 (4,244,565)           (420,310)         (3,962,243)             90,570
Income taxes
                                                               --             (27,827)                 --               3,344
                                                     ------------        ------------        ------------        ------------
    Income (Loss) before extraordinary item            (4,244,565)           (392,483)         (3,962,243)             87,226
Extraordinary item:
    Gain on forgiveness of debt                                --             330,489                  --             330,489
                                                     ------------        ------------        ------------        ------------
     Net Income (Loss)                               $ (4,244,565)       $    (61,994)       $ (3,962,243)       $    417,715
                                                     ============        ============        ============        ============
(Loss) per common equivalent share before            $      (1.82)       $      (0.27)       $      (1.73)       $       0.06
extraordinary item
                                                     ============        ============        ============        ============
Earnings (Loss) per common                           $      (1.82)       $      (0.04)       $      (1.73)       $       0.28
equivalent share
                                                     ============        ============        ============        ============
Shares used in computation                              2,327,001           1,469,848           2,296,707           1,469,848
                                                     ============        ============        ============        ============

*See Accompanying Notes to Condensed Financial Statements

                             CRAGAR INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                   1997               1996
                                                                                -----------        -----------
Cash flows from operating activities:
     Net earnings (loss)                                                        $(3,962,243)       $   417,715
     Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
         Write off of accounts receivable                                            13,966           (104,763)
         Provision for uncollectable accounts receivable                          3,534,444                 --
         Provision for obsolete and slow-moving inventory                          (294,214)          (434,848)
         Depreciation and amortization of property and equipment                    218,036            223,059
         Amortization of other assets                                               104,041             95,337
         Amortization of excess fair value of assets acquired over cost            (553,101)          (553,101)
         Increase (decrease) in cash resulting from changes in:
             Accounts receivable                                                 (2,595,765)           748,468
             Inventories                                                            761,998            920,523
             Prepaid expenses                                                      (260,593)           (79,460)
             Other assets                                                           (15,000)              (500)
             Accounts payable and accrued expenses                                 (264,417)           401,736
             Accrued interest                                                       (45,995)           138,290
                                                                                -----------        -----------
                 Net cash provided by (used in) operating activities             (3,358,843)         1,772,456
                                                                                -----------        -----------
Cash flows from investing activities:
     Purchases of property and equipment                                           (577,644)           (54,125)
                                                                                -----------        -----------
                 Net cash used in investing activities                             (577,644)           (54,125)
                                                                                -----------        -----------
Cash flows from financing activities:
     Net borrowings (repayments) on note payable                                  2,794,778         (2,048,593)
     Proceeds from issuance of long term debt                                            --           (372,103)
     Repayments of long-term debt                                                    (5,877)                --
     Repayments of capital lease obligations                                        (50,781)           (45,779)
     Issuance of Warrants                                                           417,706              3,938
                                                                                -----------        -----------
                 Net cash provided by (used in) financing activities              3,155,826          1,718,331
                                                                                -----------        -----------
                 Net decrease in cash and cash equivalents                         (780,661)                 0
Cash and cash equivalents at beginning of period                                    863,049                  0
                                                                                -----------        -----------
Cash and cash equivalents at end of period                                      $    82,390        $         0
                                                                                ===========        ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $   392,676        $   785,548

* See accompanying Notes to Condensed Financial Statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data as of and for the nine months ended September 30, 1997, and 1996 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories
         Inventories consist of the following:

                                                                   September 30, 1997
                                                                      (Unaudited)
                                                                   ------------------
Raw Materials                                                         $3,311,152
Work in Process                                                          303,054
Finished Goods                                                         2,748,662
                                                                      ----------
                                                                       6,362,868
                                                                      ----------
Less allowance for obsolete and slow-moving inventory                    528,040
                                                                      ----------
Inventories, net                                                      $5,834,828
                                                                      ==========

3.       Earnings (loss) per Common Equivalent Share

         Earnings (loss) per common equivalent share is based on the reported net earnings (loss). The resulting amount is presented as earnings applicable to common stockholders.

         Such net earnings (loss) applicable to common stockholders in each period is divided by the weighted average number of outstanding common shares and common equivalent shares.

4. Stock Adjustments, Rebates, Cash Discounts, Advertising Allowances and Warranty Reserves

                                                   Unaudited            Unaudited
                                               September 30, 1997   September 30, 1996
                                               ------------------   ------------------
Stock Adjustments                                  $200,557             $116,506
Rebates Reserve                                     296,142              320,552
Cash Discounts                                       85,275               35,749
Advertising Allowance                                84,251              109,838
Warranty Reserve                                    625,805              195,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

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

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales revenue for the three and nine month periods ended September 30, 1997 and September 30, 1996.

                                      THREE MONTHS ENDED 9/30      NINE MONTHS ENDED 9/30
                                         1997          1996          1997          1996
                                        -----         -----         -----         -----
Net sales                               100.0%        100.0%        100.0%        100.0%
Cost of goods sold                       95.3          95.7          84.4          87.0
                                        -----         -----         -----         -----
Gross profit                              4.7           4.3          15.6          13.0
SG&A                                    152.9          16.9          44.8          12.2
Amortization of negative goodwill        (6.5)         (5.2)         (4.0)         (3.4)
                                        -----         -----         -----         -----
Income (Loss) from operations           (141.7)        (7.4)        (25.2)          4.2
Non-operating expense                     7.1           4.6           3.6           3.6
Income tax                                 --          (0.8)           --            --
Extraordinary item                         --          (9.4)           --          (3.8)
                                        -----         -----         -----         -----
Income (Loss) before income taxes       (148.7)       (11.9)        (28.8)          0.6

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1997 AND QUARTER ENDED SEPTEMBER 30, 1996

         Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the quarter ended September 30, 1997 were $2,850,898 compared to $3,528,391 in 1996, representing a 19.2% decrease in sales. The decrease in net sales was primarily attributable to the lack of shipments to the Company's primary customer, Super Shops, Inc. ("Super Shops"), which was past due on its account and subsequently filed for bankruptcy on September 19, 1997. Discounts, returns and allowances increased by 6.0% between the quarter ended September 30, 1997 and the quarter ended September 30, 1996. The increase in discounts, returns and allowances was attributable to higher accruals and lower sales levels for the period ended September 30, 1997.

         Gross profit is determined by subtracting cost of goods sold from net sales. Co st of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended September 30, 1997 was $134,100 versus $151,175 for the quarter ended September 30, 1996. As a percentage of net sales, gross profit increased in the third quarter of 1997 compared to the third quarter of 1996, from 4.3% to 4.7%. The increase in gross profit as a percentage of sales reflected the continued focus on decreasing manufacturing costs, a change in the established product mix, and higher margins on new product introductions. The Company expects its gross profits and overall results of operations will vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the third quarter ended September 30, 1997 were $4,359,261 compared to $595,249 for the quarter ended September 30, 1996. The significant increase was primarily due to the allowance of $3,258,115 established for bad debt related to the accounts receivable from the Company's primary customer, Super Shops. This allowance was taken because Super Shops filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California. The Company's Chief Operating Officer is the Chairman of the Creditors' Committee and is vigorously attempting to retrieve all funds due the Company. While the Company anticipates that future shipments of products to Super Shops will be made only under strict credit terms, the amount and the timing of the recovery of the outstanding receivable from Super Shops, if any, is uncertain. The Company also has decided to retain a credit liability reserve of $266,100 associated with amounts that were due to Super Shops prior to the filing of the Chapter 11 bankruptcy protection. Under the agreements with Super Shops these credits are no longer due. However, the Company anticipates that it may have a number of expenses associated with the Chapter 11 filing by Super Shops. The primary expenses include bank fees associated with the impact of the reduction in the receivable borrowing base and legal fees. In addition, the Company is allowing for possible inventory impacts associated with product built for Super Shops, material in process used for product built for Super Shops, or possible returned product from Super Shops in lieu of payment of the outstanding receivable. Excluding the allowance for bad debt, SG&A was $1,101,146 for the third quarter ended September 30, 1997. This increase of 85% compared to the quarter ended September 30, 1996 was due in part to the Company's focus on promoting its new products through increases in marketing expenses and related travel expenses. Promotional expenses for the Company's racing wheel market segment accounts for 8.6% of the period to period change.

         Interest and other (income) expenses, net, for the third quarter of 1997 were $203,771 compared to $247,385 for the third quarter of 1996. The decrease of $43,614 is primarily attributable to the Company's reduction in the amount outstanding under its credit facility with Norwest Business Credit and the elimination of other long term debt. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         Because of its carry-forward losses from previous years, the Company had no income tax provision in the third quarter of 1997.

         Loss for the third quarter ended September 30, 1997 was $4,244,565 compared to loss of $61,994 for the third quarter ended September 30, 1996, an increase in losses of $4,182,571. Without the bad debt allowance for the Super Shops bankruptcy, loss for the third quarter of 1997 was $986,450. Loss per share for the third quarter ended September 30, 1997 were $1.82 compared to $0.04 for the third quarter ended September 30, 1996.

EXERCISE OF WARRANTS

         During the third quarter ended September 30, 1997, warrants to purchase 155,660 shares of Common Stock were exercised. As a result of the exercise of these warrants, the Company added $417,706 of paid in capital.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales decreased 14.2% from $16,056,074 to $13,770,728 for the nine month periods ended September 30, 1996 and September 30, 1997, respectively. The decrease was primarily due to the Company's decision to withdraw from a low margin relationship with a customer, the reduction of sales of wire wheels, and the lack of shipments to Super Shops, the Company's primary customer, which was past due on its account.

         Gross profit as a percentage of net sales improved from 13.0% to 15.6% for the nine month periods ended September 30, 1996 and September 30, 1997, respectively. Product mix changes and the introduction of several new wheel styles at higher margins contributed to the gross margin improvement. Cost reduction efforts positively affected gross profit in the second and third quarters of 1997 as programs started to be fully implemented.

         SG&A expenses for the nine months ended September 30, 1997 increased 214.4% to $6,170,555 from $1,962,508 over the comparable nine months ended September 30, 1996. The significant increase was primarily due to the allowance taken of $3,258,115 for bad debt related to the past due receivable from the Company's primary customer. This allowance was taken because Super Shops filed for Chapter 11 bankruptcy protection as described above. Excluding the allowance, SG&A was $2,912,849 for the nine months ended September 30, 1997 which represents an increase of 48.4% over the comparable nine month period ended September 30, 1996. This increase was due in part to the Company's focus on promoting its new products through increases in marketing expenses and related travel expenses. Promotional expenses for the Company's racing wheel market segment accounts for 30% of the period to period change. Costs associated with public company responsibilities including reporting requirements and investor relations account for another 10% of the increase in SG&A.

         Interest expense was reduced by $330,404 or by 44.8% as the Company reduced the outstanding loan amounts by $2.0 million on average for the nine months ended September 30, 1997 as compared to the same period for 1996.

         Net loss for the nine months ended September 30, 1997 were $3,962,243 compared to net income of $417,715 for the same period of 1996, an increase in losses of $4,379,958. Losses per share for the nine months ended September 30, 1997 were $1.73 as compared to earnings per share of $0.28 for the period ended September 30, 1996.

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

         As a result of Super Shops filing for Chapter 11 bankruptcy protection, the Company is not permitted use the outstanding account receivable from Super Shops of approximately $3,527,994 in determining the amount the Company is able to borrow. As of September 30, 1997, the outstanding balance under the Credit Facility was approximately $5,752,171, an amount that exceeded the Company's borrowing base allowed thereunder by $846,524. The Company has entered into an Amendment to its Security and Credit Agreement with Norwest which allows the over advance subject to a pay down obligation requiring the Company to reduce the over advance amount outstanding under the Credit Facility to zero by January 7, 1998. There is no guarantee that the Company will be able to meet this requirement as of January 7, 1998. Furthermore, the revolving credit facility requires the maintenance of certain specified financial ratios, as well as other non-financial requirements. With the filing of reorganization by Super Shops, the Company is no longer in compliance with these requirements. The Company intends to seek waivers or amendments to its revolving credit facility to bring it into compliance. Failure to obtain such waivers or amendments could have a material adverse effect on the Company.

         The Credit Facility requires the maintenance of certain specified financial ratios and satisfaction of other financial tests. As of September 30, 1997, the Company was in default of the debt service coverage ratio covenant of the Credit Facility. The Company expects to receive a waiver with respect to this default. There can be no assurance that the Company will be able to satisfy the financial ratios and other tests under the Credit Facility for future periods. Failure to satisfy such requirements could have a material adverse effect on the Company.

         Working capital as of September 30, 1997 was $4,934,061 down from $6,616,847 at December 31, 1996. The Company historically has financed its activities primarily from cash flows from operations, credit arrangements with financial institutions, operating leases for equipment, and loans and equity infusions from its principal stockholders and investors. With the recent bankruptcy of Super Shops, previously described, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs. Therefore, the Company also is negotiating with other lenders and financial institutions to secure working capital. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

         At September 30, 1997, the Company had an accumulated deficit of $11,520,731.

SEASONALITY

         Historically, the Company has experienced higher revenue in the first two quarters of the year than in the latter half of the year. The Company believes that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers having added liquidity from income tax refunds during the first half of the year.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

Risk Associated With Bankruptcy of Principal Customer

On September 19, 1997, the Company's principal customer, Super Shops, Inc., ("Super Shops") filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. At September 30, 1997, the accounts receivable owed to the Company by Super Shops totaled $3,527,994. The Company will continue to review various alternatives with respect to this matter. The Company's Chief Operating Officer is the Chairman of the Creditors' Committee and is vigorously attempting to retrieve all funds due the Company. However, the amount and the timing of the recovery of the outstanding receivable is uncertain. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company.

While the Company anticipates that future shipments of product to Super Shops will be made under strict credit terms, it is not clear whether the future business opportunities will be comparable to the previous level of business with Super Shops. This reduction in sales opportunities could have a material adverse effect on the level of future sales of the Company.

The Company also has decided to retain a credit liability reserve of $266,100 associated with amounts that were due to Super Shops prior to the filing of the Chapter 11 bankruptcy protection. Under the agreements with Super Shops these credits are no longer due. However, the Company anticipates that it may have a number of expenses associated with the Chapter 11 filing of Super Shops. The primary expenses include bank fees associated with the impact of the reduction in the receivable borrowing base and legal fees. In addition, the Company is allowing for possible inventory impacts associated with product built for Super Shops, material in process used for product built for Super Shops, or possible returned product from Super Shops to the Company in lieu of payment of the outstanding receivable. Although management believes the amount of this reserve is sufficient to cover future liabilities, unpredictable expenses could exceed this amount.

Covenant Defaults; Dependence on External Financing

The Norwest Credit Facility, which extends through April 15, 1998, has a maximum commitment of $9,500,000, and is subject to collateral availability at the time of borrowing, financial covenants, and other conditions. The Credit Facility requires the maintenance of specified cumulative net earnings, net worth, and debt service covenants. As a result of Super Shops filing for Chapter 11 bankruptcy protection, the Company is reviewing its revolving credit facility with Norwest Business Credit, Inc. ("NBCI") in light of this situation. The filing of reorganization by Super Shops rendered its accounts receivable ineligible under the revolving credit facility with NBCI, making the Company over advanced as of September 30, 1997 under the Credit Facility thereunder by $846,524. There is no guarantee that the Company will be able to reduce this over advance. Furthermore, the revolving credit facility requires the maintenance of certain specified financial ratios, including the debt service ratio, the net worth requirement, and the net income covenants. With the filing of reorganization by Super Shops, the Company is no longer in compliance with these requirements. The Company intends to seek waivers or amendments to its revolving credit facility to bring it into compliance. Failure to obtain such waivers or amendments could have a material adverse effect on the Company. The Company has entered into the Fourth Amendment to the Security and Credit Agreement, which authorizes the over advance and requires the Company to reduce the overadvance to be reduced to zero by January 7, 1998. There can be no assurance that the Company will be able to satisfy the terms and conditions of the Credit Facility in the future or that the Credit Facility will be extended beyond its current expiration date.

In addition, there can be no assurance that the cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies, especially in the event that the Company is required to refinance or replace the Credit Facility. As a result, the Company may need to raise additional funds through equity or debt financing. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financing may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

History of Previous Losses

The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1996, the Company incurred a net loss of $1,128,844. Net losses for this period were reduced by $737,469 in income from the amortization of negative goodwill related to the Company's initial acquisition of the Cragar assets, a $330,489 extraordinary gain related to the forgiveness of certain of the Company's debt, and a one-time gain of approximately $287,000 related to the sale of polishing assets that the Company had operated in Mexico as well as other equipment. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1996 declined to $18,625,497 from $22,935,773 for 1995. Net sales for the nine months ended September 30, 1997 declined to $13,770,728 from $16,056,074 for the same period in 1996. Net losses for the nine months ended September 30, 1997 amounted to $3,962,243 as compared to net earnings of $417,715 for the same period in 1996. As of September 30, 1997, the Company had cumulative losses of $11,520,731 and total stockholders' equity of $254,220.

General Economic Factors

The Company's business is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing the Company's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While the Company believes that current economic conditions favor growth in the markets it serves, various factors, including those listed above, could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect the Company's business in the future or prevent the Company from successfully implementing its business strategies.

No Assurance of Successful Acquisitions

The Company intends to consider acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

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

Changing Customer Trends; Need for Product Development

The Company's success depends, in part, on its ability to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's core products will continue to enjoy acceptance among consumers or that any of the Company's future product offerings will achieve or maintain market acceptance. The Company attempts to minimize the risks relating to changing consumer trends by offering a wide variety of product styles, analyzing consumer purchases, maintaining active product development efforts, and monitoring the sales performance of its various product lines. However, any misjudgment by the Company of the market for a particular product, or its failure to correctly anticipate changing consumer preferences, could have a material adverse effect on its business, financial condition, and results of operations. In order to enhance its product development efforts, the Company plans to supplement its existing product development staff by hiring one or more new employees with product development experience and by engaging an outside consultant to assist the Company's product development staff. There can be no assurance that the Company will be able to attract and retain such additional personnel or that the costs associated with additional product development efforts will not have an adverse effect on the Company'.

Dependence on Key Distributors; Implementation of New Distribution Channels

A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 68.3% of the Company's gross sales for the first nine months of 1997. The top three customers accounted for 46.3% of gross sales. For the nine months ended September 30, 1997, Super Shops accounted for 31.1% of gross sales, J. H. Heafner Company, Inc. accounted for 9.5% of gross sales and Reliable Automotive Company, Inc. accounted for 5.7% of gross sales. For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of gross sales, with Super Shops accounting for 24.3%, J. H. Heafner Company, Inc. 12.1%, and B & R Wholesale Tire 8.4%. In 1995, the Company's ten largest customers accounted for a total of approximately 70.4% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 23.6%, 11.8%, and 9.5% of gross sales, respectively. The Company's primary customer, Super Shops, Inc., filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California. Although Super Shops, Inc. currently remains in operation, it is not clear whether it will continue operating and, if so, whether it will maintain its past level of purchases. The Company does not have any long-term contractual relationships with any of its major customers. As a result of the Company's decision not to meet competitors' pricing on steel wheels, the Company has experienced a decrease in sales of steel wheels to J. H. Heafner Company, Inc. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company.

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

Dependence on Key Personnel

The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 10% of the Company's Common Stock. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

Limited Liability of Directors

The Company's Certificate of Incorporation provides, with certain exceptions, that the Company's directors will not be personally liable for monetary damages for breach of the directors' fiduciary duty of care to the Company or its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of nonmonetary relief would remain available under Delaware law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. Currently the Company is involved with the legal proceedings associated with the filing of Chapter 11 bankruptcy protection of Super Shops, Inc., the Company's primary customer. Otherwise, there are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         See ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION - Liquidity and Capital Resources" above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.      Description
                     11            Schedule of Computation of Earnings per Share
                     27            Financial Data Schedule
                     4.4(f)        Fourth Amendment to Security and Credit
                                    Agreement, dated as of November 12, 1997 executed by and between the Company and Norwest Business Credit, Inc.

         (b)      Reports on Form 8-K
                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CRAGAR INDUSTRIES, INC.


Dated:  November 14, 1997           By: /s/Michael L. Hartzmark
        -------------------            -------------------------
                                       Michael L. Hartzmark
                                       President and CEO

Dated: November 14, 1997            By: /s/Anthony Barrett
        -------------------            -------------------------
                                       Anthony Barrett
                                       Interim Chief Financial Officer