Form 10KSB40
period 1997-12-31
CRAGAR INDUSTRIES INC /DE
filed 1998-04-15
CIK 1024125

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 1997


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

                                         NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $16,545,159.

     At March 31, 1998, the aggregate market value of Common Stock held by non-affiliates of the registrant was $9,820,290, based on the closing sales price of the Common Stock on such date as reported by the Nasdaq SmallCap Market.

     The number of shares outstanding of the registrant's Common Stock on March 31, 1998 was 2,482,865.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions from the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                               CRAGAR INDUSTRIES, INC.
                             ANNUAL REPORT ON FORM 10-KSB

                                  TABLE OF CONTENTS

                                                                            Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
              ITEM 1.    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . .1
              ITEM 2.    DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . 16
              ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . 17
              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . 17

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
              ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . 17
              ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                         PLAN OF OPERATION . . . . . . . . . . . . . . . . . 21
              ITEM 7.    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . 33
              ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURES . . . . . . . . . . . . . . . . . . . . 33

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
              ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT. . . . . . . . . . . . . . . . . . . . . 34
              ITEM 10.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . 34
              ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . 34
              ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
                         TRANSACTIONS. . . . . . . . . . . . . . . . . . . . 34
              ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . 34

                                        PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

     CRAGAR Industries, Inc. (the "Company") designs, produces, and sells high-quality, custom vehicle wheels and wheel accessories. The Company believes that the CRAGAR name is one of the most widely recognized brand names in the automotive aftermarket industry. The Company's broad selection of products is designed to appeal to a wide range of automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. The Company sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers, and mail order houses. Major resellers include J. H. Heafner Company, Inc., Keystone Automotive Warehouse, RELCO, Buckeye Sales, Inc. and Discount Tire.

     In order to appeal to a broad spectrum of consumers, the Company offers a wide selection of custom wheels. CRAGAR's products include entry-level custom steel wheels, wire and spoked wheels that are popular with urban and inner city consumers, chrome plated, one-piece cast aluminum wheels designed to appeal to the luxury automobile owner, and race wheels that are used by both amateur and professional race drivers. The Company's wheels feature classic designs that have been sold under the CRAGAR name since the 1960s as well as contemporary designs that reflect continually changing consumer preferences. The Company sells its products under a variety of brand names, including CRAGAR-Registered Trademark-, CRAGAR Lite-Registered Trademark-, Keystone Klassic-Registered Trademark-, S/S-Registered Trademark-, Star Wire-TM-, CRAGAR XLS-TM-,
TRU CRUISER-TM-, and TRU SPOKE-Registered Trademark-.

ORGANIZATION AND CORPORATE HISTORY

     The Company was incorporated in Delaware in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. In December 1996, the Company completed an initial public offering (the "IPO") of 850,000 shares of its Common Stock, $0.01 par value ("Common Stock") and warrants to purchase 850,000 shares of Common Stock (the "Warrants"). The initial public offering price was $6.00 per share of Common Stock and $0.10 per Warrant. Each Warrant was immediately exercisable and entitles the registered holder to purchase one share of Common Stock at a price of $6.60. The Warrants expire on December 18, 2001. In connection with the offering, the Company issued to the underwriter additional warrants to purchase up to 85,000 shares of Common Stock and 85,000 Warrants at an exercise price of $7.50 per share of Common Stock and $0.125 per Warrant. The underwriter was also granted an over-allotment option of 127,500 shares of Common Stock and/or 127,500 Warrants. On December 31, 1996, the underwriter exercised a portion of its over-allotment option and purchased 70,000 shares of Common Stock and 127,500 Warrants. The underwriters' option to purchase the additional 57,500 shares of Common Stock has expired. During 1997, Class A, B and C warrants to purchase 243,685 shares were exercised.

INDUSTRY BACKGROUND

     SIZE AND GROWTH OF INDUSTRY

     The automotive wheel industry is generally divided into two segments, original equipment wheels and custom aftermarket wheels. The custom wheel segment, in which the Company operates, represented manufacturer sales of approximately $737 million in 1996, an increase of 56.2% over the total of $472 million achieved in 1990.

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

     PRODUCT OFFERINGS

     The custom wheel market is generally divided into six product categories: one-piece aluminum wheels (representing 36% of the market); performance racing wheels (20%); two-piece aluminum wheels (16%); steel wheels (14%); wire wheels
(10%); and composite wheels (4%).    The percentages above are based on sales in
1994 and could have changed. These product categories are differentiated by the material content of the wheel, the level of technology necessary to produce the wheel, price, target customer, styling attributes, and applications. While the Company offers products in each of these product categories, the Company believes that the market for one and two-piece aluminum wheels has grown substantially relative to the other categories of wheels and will continue to do so in the future.

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

     In 1996, the majority of retail custom wheel purchases were made at four outlet types: new vehicle dealers (20.1% of the total purchases), specialty product and installation outlets (16.9% of the total purchases), speed shops and performance retailers (14.3% of the total purchases) and mail order companies (10.2% of the total purchases).

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

     PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES

     The Company plans to pursue strategic acquisitions and alliances to capitalize on the substantial fragmentation of the market for custom wheels, wheel accessories and other automotive aftermarket products. Acquisition or alliance candidates will be selected based on their potential to broaden the Company's product lines or enlarge its product offerings, expand the geographical scope of its distribution network into new or underserved markets, enhance the Company's marketing, distribution or product development capabilities, or reduce unit costs. The Company currently has no specific agreements or understandings with respect to any acquisitions or alliances, however, the Company has held informal discussions with a variety of candidates.

     EXPAND PRODUCT DISTRIBUTION

     The Company is expanding its product distribution capabilities in underserved markets, such as California, southern Florida, New England, and the northwestern United States, and has broadened its customer base to include major tire distributors that supply both national and local retail tire stores. Historically, the Company has focused its distribution efforts on selected domestic markets, which are served by value-added resellers specializing in selling high-performance automotive aftermarket parts and accessories. The Company has also implemented a national accounts program in which it sells products directly to mass merchandisers that require factory direct service.
The Company has established a redistribution arrangement necessary to serve these national account prospects as well as certain local and regional areas not serviced by its current warehouse distributors. In addition, CRAGAR will continue to develop and enhance relationships with distributors in selected foreign countries, such as Japan, Mexico, Russia, Australia, and Germany, where it believes it currently enjoys significant brand name recognition.

     ENHANCE EXISTING PRODUCT LINES; DEVELOP NEW PRODUCTS

     The Company plans to enhance its existing product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years and to develop new product lines to meet changing consumer demands. In addition, the Company intends to continue to increase its product development efforts with increased emphasis on products for trucks and sport utility vehicles. In this regard, during the past two years the Company introduced its CRAGAR XLS wheel line, introduced the one-piece aluminum S/S 980 series wheels, and significantly broadened its TRU SPOKE line with three new wheel designs and a new line of accessories. The company has also developed a new line of motorcycle wheels for Harley-Davidson Motorcycles.

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

     IMPROVE OPERATING EFFICIENCIES

     The Company intends to continue improving its operating efficiencies by enhancing its assembly and materials handling through plant upgrades, the purchase of new equipment, and the implementation of more sophisticated inventory management and by outsourcing certain of its production processes.
The Company has begun to selectively outsource the processing, assembly, and manufacturing of some of its custom wheels, components, and accessories, and expects to explore further outsourcing in the future. The Company believes that the outsourcing of selected products and processing operations will enable it to devote a greater percentage of its resources to product design, marketing, and distribution, and to shift certain inventory, warranty, and other risks to its suppliers.

PRODUCTS

     CRAGAR offers a large variety of custom wheels, which can be divided into six general categories: (i) composite wheels, known as Legacy and CRAGAR Lite wheels; (ii) wire or spoked wheels; (iii) race wheels; (iv) one-piece cast aluminum wheels; (v) steel wheels; and (vi) street steel wheels. In addition, the Company offers a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps.

     The following table provides sales and other information about the Company's major product lines:


------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
   PRODUCT LINE     % OF 1997 GROSS SALES      % OF 1996 GROSS SALES             TYPE OF CONSTRUCTION             CUSTOMER NICHE
------------------------------------------------------------------------------------------------------------------------------------
 Composite,         25.7%                      24.3%                       Inner case aluminum disc welded to   Nostalgia car and
 Legacy, and                                                               outer steel rim                      current line truck
 CRAGAR Lite                                                                                                    owners
 Wheels
------------------------------------------------------------------------------------------------------------------------------------
 Wire or Spoked     18.1%                      19.5%                       Steel spokes attached to inner       Urban and inner city
 Wheels, Star                                                              steel hub and outer steel rim or     consumers
 Wire                                                                      felly
------------------------------------------------------------------------------------------------------------------------------------
 Race Wheels        16.5%                      16.9%                       Two outer aluminum rim halves        Pro and amateur race
                                                                           welded together with aluminum        drivers and
                                                                           center or spacer                     performance car
                                                                                                                owners
------------------------------------------------------------------------------------------------------------------------------------
 One-piece Cast     15.3%                      7.9%                        Cast one-piece aluminum with         Low and high-end
 Aluminum Wheels                                                           machined, painted, or chrome plated  consumers of all
                                                                                                                types of vehicles
------------------------------------------------------------------------------------------------------------------------------------
 Steel Wheels       10.4%                      17.0%                       Inner steel disc welded to outer     Low-end consumers of
                                                                           steel rim                            all types of
                                                                                                                vehicles
------------------------------------------------------------------------------------------------------------------------------------
 Street Steel       7.3%                       8.7%                        Three piece steel and aluminum       Hot rod and race
 Wheels                                                                    center welded to outer steel rim     enthusiasts with
                                                                                                                cars and trucks
------------------------------------------------------------------------------------------------------------------------------------
 Wheel              4.5%                       4.6%                        Steel and aluminum hub caps, lug     All types of
 Accessories                                                               nuts, spinners, locks, spacers       consumers and
                                                                                                                vehicles
------------------------------------------------------------------------------------------------------------------------------------
 Miscellaneous      2.2%                       1.1%                        Excess wheels and accessories        N/A
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


COMPOSITE, LEGACY, AND CRAGAR LITE WHEELS

     Composite wheels consist of a chrome plated die cast aluminum center welded to a chrome plated rolled steel outer rim. CRAGAR pioneered the process of attaching the aluminum center to the steel rim in 1964. In addition to the Company's popular S/S and SS/T composite wheels, the Company in 1995 purchased the exclusive rights to manufacture and market the Keystone Klassic, one of the most popular wheels in automotive history. The Company believes this product solidifies CRAGAR's Legacy Line to include the most popular nostalgia wheels in the market.

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

     WIRE OR SPOKED WHEELS

     CRAGAR offers a complete line of chrome plated wire or spoked wheels. The Company sells most of these products under the TRU=SPOKE brand name, although it offers a spoked wheel product using patented technology, called the Star Wire, which is sold under the CRAGAR brand name. Wire wheels are high-end, niche products that are sold to a limited group of vehicle owners. In 1997, CRAGAR introduced a new look for the TRU=SPOKE brand name, incorporating a new decorative medallion and spinner and several new wheel styles, including wheels with diamond spokes, a wheel with 102 spokes, a wheel with eighteen 5/8-inch
(fat) spokes, and a lower priced wheel with 13 pairs of spokes. From time to time, CRAGAR also supplies other companies with wire wheels under private labels.

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

     The Company also sells race wheels to amateur racers, professional racers, and individuals who want the look of the race wheel for street use. The race wheels for this product category are the Dragstar and the Super Lite II. In addition, the Company has introduced a series of race wheels with billet centers for street use. In 1998, the Company introduced a steel wheel for truck racing.

     ONE-PIECE CAST ALUMINUM WHEELS

     The Company currently offers several styles of one-piece cast aluminum wheels. One category of one-piece cast aluminum wheels consists of high-end, chrome-plated, polished, machine finish or silver-painted wheels with innovative styling. The highest-end styles are designed for CRAGAR's "muscle car" or "hot rod" niche, including classic Mustangs, Camaros, Firebirds, and Monte Carlos.
In addition, these wheels are also popular with owners of high-end European and Japanese cars. The Company also offers certain other polished and machine finished one-piece, cast aluminum wheels designed for light trucks. These wheels are currently purchased from manufacturers in the United States and Brazil.

     In 1998, the Company is introducing four styles under its XLS series and a newly designed version of its S/S style wheel called the S/S 980 series.

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

     The packaging is either in boxes or shrink wrap with paper board. Most of these accessories are purchased from the Far East sources.

PRODUCT DEVELOPMENT

     The Company currently offers a broad spectrum of products that are designed to fit a wide variety of automobiles, vans, and trucks. The Company plans to leverage these product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years. In addition, the Company intends to increase its product development efforts with increased emphasis on products for trucks and sport utility vehicles. In this regard, during the past two years the Company introduced its CRAGAR XLS Wheel line, the CRAGAR S/S 980 series and significantly broadened its TRU SPOKE line with three new wheel designs and a new line of accessories. The Company has also developed a new line of motorcycle wheels for Harley-Davidson Motorcycles.

     To enhance its product development efforts, the Company engages experienced outside consultants to assist the Company's current in-house product development staff consisting of two engineers.

DISTRIBUTION, SALES AND MARKETING

     PRODUCT DISTRIBUTION

     The Company currently sells its products through the following distribution channels:

     WAREHOUSE DISTRIBUTORS.

     The Company sells its products to warehouse distributors that sell to tire dealers, automotive performance retailers, service stations, and specialty boutiques. Some of these customers include J. H. Heafner Company, Inc., Keystone Automotive Warehouse and RELCO. Automotive aftermarket warehouse distributors often stock a full selection of high-quality merchandise. The Company believes that warehouse distributors will continue to be an important factor in the Company's penetration of new geographic areas. Sales to warehouse distributors accounted for 41.0% and 39.7% of the Company's gross sales in 1997 and 1996, respectively.

     TIRE DEALERS AND AUTOMOTIVE PERFORMANCE RETAILERS.

     The Company sells its custom wheels and other products to major tire and automotive performance retailers, including Super Shops, Discount Tire and Les Schwab, which specialize in selling high-performance aftermarket automotive parts and accessories throughout the United States. The Company believes that tire dealers have experienced success with "combination" sales of tires with custom wheels and that automotive performance retailers serve as an important link to automotive enthusiasts. Tire dealers and automotive performance retailers, two traditionally separate channels, are beginning to overlap in their product coverages. Gross sales to tire dealers and automotive performance retailers accounted for 45.3% and 42.4% of the Company's gross sales in 1997 and 1996, respectively.

     MAIL ORDER OUTLETS.

     The Company sells its products to mail order catalog houses, including Buckeye Sales and Atech Motorsports, for resale to the public. The Company believes that inclusion of its products in large mail-order catalogs will continue to be a significant factor in promoting the brand-name recognition of the Company's products and increasing direct sales to consumers. Sales to mail order outlets accounted for 8.8% and 13.9% of the Company's gross sales in 1997 and 1996, respectively.

     INTERNATIONAL DISTRIBUTORS.

     The Company sells to exporters and directly to distributors in select foreign countries. International sales accounted for approximately 4.8% and 4.0%, respectively, of the Company's gross sales in 1997 and in 1996.

     The Company intends to increase its distribution capabilities in underserved markets, such as California, southern Florida, New England, and the northwestern United States and to broaden its customer base to include more major tire distributors that supply both national and local retail tire stores. The Company has also implemented a national accounts program in which it sells products directly to mass merchandisers that require factory direct service.
The Company has established redistribution arrangements necessary to serve these national account prospects as well as certain local and regional areas not currently serviced by its current warehouse distributors. In addition, CRAGAR will continue to develop and enhance relationships with distributors in select foreign jurisdictions, such as Japan, Mexico, Russia, Australia and Germany, where it believes it currently enjoys significant brand-name recognition.

     SALES AND MARKETING

     As of December 31, 1997, the Company employed six individuals in its sales and marketing department and retained five independent representative agencies. The Company's sales and marketing employees, as well as outside agencies, are responsible for implementing marketing plans and sales programs, providing technical advice and customer service, handling customer inquiries, following up on shipments to customers, informing customers of special promotions, coordinating the Company's trade shows, and providing other types of customer service.

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

     For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops, Inc. ("Super Shops") accounting for 27.5%, J. H. Heafner Company, Inc. 9.6%, and Keystone Automotive 6.2%. In 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 24.3%, 12.1%, and 8.4% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

     On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. At December 31, 1997, the account receivable owed to the Company by Super Shops totaled $3,523,028, all of which has been reserved. Super Shops has ceased operations and has begun a liquidation plan. Because the Company is an unsecured creditor, and liquidation proceeds may not be sufficient to satisfy claims of secured creditors, there is no assurance that the Company will recover any of the account receivable from Super Shops. Furthermore, even if the Company is able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. Since Super Shops has ceased operations, the Company has lost its largest customer. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     The Company's standard payment terms generally provide for payment by its customers no later than the 25th day of the month following the month of the invoice, with a 2% discount offered for payments made by the 10th day of the month. Certain customers receive longer terms, and at certain times of the year terms are offered which have in the past extended to as much as 210 days from the date of invoice. The Company's average accounts receivable days outstanding was 72 days as of December 31, 1997.

PRODUCTION

     The Company assembles most of its products at its facility in Phoenix, Arizona. While outside vendors manufacture most of the component parts used in the Company's products, the Company undertakes certain basic production operations, including bending spokes on presses; de-flashing various components; piercing rims, hubs, and fellies for wire and spoked wheels; dimpling rims for wire wheels; and machining a variety of components. In recent periods, the Company has begun to outsource selectively the processing, assembly, and manufacture of some of its custom wheels, components, and accessories, and expects to explore the further outsourcing of product production in the future. The Company believes that the outsourcing of selected products and processing operations will enable it to devote a greater percentage of its resources to product design, marketing, and distribution and to shift certain inventory, warranty, and other risks to its suppliers. In addition, the Company intends to continue improving its own production operations through plant improvements, the purchase of new equipment, and the implementation of an enhanced inventory management system.

     The Company maintains its own in-house testing facility for its wheels. The Company also utilizes independent test laboratories for all its wheels, which certify their results relating to load ratings, cornering fatigue, and radial fatigue.

COMPETITION

     The market for the Company's products is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense, and the Company believes that several major wheel manufacturers, such as American Racing Equipment, Inc., Prime Wheel-Golden Wheel, Progressive Custom Wheels, Inc., Ultra Custom Wheel Co., American Eagle and Superior Industries International, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources.

     The level and source of the Company's competition varies based on product category. Cast aluminum wheels comprise the largest portion of the custom wheel market. There are numerous competitors in the cast wheel market, including American Racing Equipment, Inc., Prime Wheel-Golden Wheel, Progressive Custom Wheels, Inc., Ultra Custom Wheel Co., American Eagle, Superior Industries International and certain smaller domestic companies as well as numerous foreign manufacturers. Most of these companies also make composite wheels. In race wheels, the Company has two major competitors, Weld Racing, Inc. and Center Line Performance Wheels. The largest wire wheel competitors include Roadster Wheels, Inc., Crown Wire Wheel Co., Luxor and Dayton Wheel Products, Inc. In steel wheels, competitors include Mangels Wheels, Unique Wheel, Inc. and American Racing Equipment, Inc.

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

     CRAGAR-Registered Trademark-, CRAGAR XLS-TM-, Keystone-Registered Trademark- Klassic-Registered Trademark-, Legacy-TM-, CRAGAR LITE-Registered Trademark-, Star Wire-TM-, TRU=CRUISER-TM-, Street Pro-Registered Trademark-, S/S-Registered Trademark-, The Wheel People-TM-, and TRU=SPOKE-Registered Trademark- are trademarks of the Company.

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

     The Company maintains stock adjustment and warranty return policies. The Company's stock adjustment return policy allows the customer to return certain factory-fresh, resalable merchandise to the Company for credit. The Company's warranty return policy allows customers to return certain defective products that are covered under the Company's limited warranty. In both cases, customers are only allowed to return a specified percentage, usually less than 2%, of the previous year's purchases. Should this specified percentage be exceeded, the Company at its discretion can either reject the return request or accept the return request and charge a 15% handling fee. On a quarterly basis, the Company recognizes a provision for stock adjustments and warranty returns in arriving at net sales. The provision is based on a historical 12 month moving average of actual return activity. Stock adjustment returns were approximately $630,142 in 1997 compared to approximately $849,734 for 1996. Warranty returns were approximately $473,458 in 1997 and approximately $429,797 in 1996. There can be no assurance that future warranty claims, returns, or stock adjustments will not be materially greater than anticipated and have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company had 74 employees, a majority of whom were full-time employees, and ten independent contractors. Employment levels vary during the course of a year due to the seasonality of the Company's business. The Company considers its employee relations to be good. None of the Company's employees are represented by unions.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is an unsecured creditor in the matter of IN RE SUPER SHOPS, INC., ET AL., Case No. LA 97-46094-ER, a bankruptcy action filed by Super Shops, Inc., previously the Company's primary customer. Because the Company is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." There are currently no other material pending proceedings to which the Company is a party or to which any of its property is subject, although the Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company's business, financial condition, and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fiscal quarter ended December 31, 1997, there were no matters submitted to a vote of security holders.


                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock and Warrants are publicly traded on the NASDAQ SmallCap Market ("NASDAQ") under the symbols CRGR and CRGRW, respectively, as well as listed on the Boston Stock Exchange ("BSE") under the symbols CWH and CWHW, respectively.

     On December 31, 1997, as reported by NASDAQ, the closing sales prices of the Company's Common Stock and Warrants were $5.938 and $0.788, respectively. Prior to the completion of the Company's IPO in December 1996, there was no public market for the Company's securities.

     On April 13, 1998, the closing sales prices of the Company's Common Stock and Warrants as reported by NASDAQ were $5.00 and $0.375, respectively. At that date, the number of holders of record of the Company's Common Stock and Warrants was 39. The Company believes that many additional holders of Common Stock and Warrants are unidentified because their securities are held by brokers in nominee accounts.

     The following table sets forth the range of high and low closing bid prices for the Company's Common Stock as reported by NASDAQ for each quarter following the Company's IPO in December 1996. Prior to December 1996, there was no public market for the Company's securities.

                                                     BID PRICES (1)
                                                  -------------------
                                                  HIGH           LOW
                                                  ----           ---
     Quarter ended March 31, 1997                 $6             $4 3/8
     Quarter ended June 30, 1997                   5 3/8          4 1/4
     Quarter ended September 30, 1997              5 3/8          5
     Quarter ended December 31, 1997               6 1/2          4 1/2


     (1)  All quotations represent official data released by NASDAQ.

     Since its inception, the Company has not paid nor declared any dividends on its Common Stock, and the Company does not anticipate that it will do so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operations of the Company's business. In addition, both the Company's existing credit facility and the replacement credit being negotiated by the Company prohibit the payment of dividends by the Company without the lender's prior written consent.

     Between April 29, 1997 and June 30, 1997, the Company issued options to purchase 115,200 shares of Common Stock to officers and directors of the Company.

     Apart from its IPO, the Company sold the following securities in 1997 and 1998 without registration under the Securities Act of 1933, as amended (the "Securities Act"):

     In December 1997, the Company obtained debt financing from two stockholders of the Company totaling $600,000. The notes, which bear interest at a rate of 12% per annum, were due in full in January 1998. In January 1998, the $600,000 notes to stockholders were converted into 6,000 shares of Series A Convertible Preferred Stock as part of the $2.0 million private placement, discussed below.

     On January 23, 1998, the Company raised $2.0 million from a private placement of 20,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and related Warrants. The private placement was made to a group of accredited investors in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933, and included the conversion of $900,000 of existing debt into equity. As of March 31, 1998, another $250,000 had been raised from the private placement of 2,500 shares of Series A Preferred Stock, for a total of $2.25 million in additional paid-in-capital.

     The purpose of the private placement was to raise additional capital in order to meet the minimum maintenance requirements for continued listing on NASDAQ and the Boston Stock Exchange. The Company's capital and surplus and shareholders' equity had fallen below the minimums required by NASDAQ and the Boston Stock Exchange primarily as a result of the establishment of the allowance for bad debt arising from the bankruptcy of Super Shops. With the proceeds from the private placement, the Company exceeds the minimum requirements for continued listing on the Boston Stock Exchange, but currently does not meet the minimum tangible net worth amount required to maintain its listing on NASDAQ. There can be no assurance that the Company will be able to meet these minimum requirements in the future. If the Company fails to meet and maintain such requirements in the future, the Company's securities could be delisted from NASDAQ and the Boston Stock Exchange, which likely would have a material adverse effect on the market value of the Company's securities.

     The Series A Convertible Preferred Stock is subject to the terms and conditions of the Certificate of Designation and the Series A Convertible Preferred Stock Purchase Agreement discussed below and in detail in the Company's Form 8-K/A filed on January 15, 1998.

     Holders of Series A Preferred Stock are entitled to receive cumulative dividends equal to 7% per annum on the Stated Value of the Series A Preferred Stock ($100 per share). Dividends are payable in arrears at the Company's option in either (i) cash or (ii) additional shares of Series A Preferred Stock.

     Holders of the Series A Preferred Stock will have no voting rights prior to conversion, except that, so long as any shares of Series A Preferred Stock remaining outstanding, the Company may not, without the affirmative vote of the holders of a majority of the Series A Preferred Stock then outstanding, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or (ii) authorize, create, issue or increase any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or pari passu with the Series A Preferred Stock.

     Upon any liquidation, dissolution, or winding-up of the Company, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of the Company, for each share of Series A Preferred Stock outstanding, an amount equal to the Stated Value per share, plus an amount equal to accrued but unpaid dividends per share, before any distribution or payment is made to the holders of any securities junior to the Series A Preferred Stock.

     Each share of Series A Preferred Stock is convertible into shares of the Company's Common Stock at the Series A Conversion Ratio (as defined below) at the option of the holder of the Series A Preferred Stock, in whole or in part, at anytime following the 120-day period after the issuance of the Series A Preferred Stock. On the third anniversary of the issuance of the Series A Preferred Stock, each share of Series A Preferred Stock remaining outstanding will be mandatorily converted into shares of Common Stock at the Series A Conversion Ratio. The Series A Conversion Ratio equals a fraction, the numerator of which is the Series A Stated Value plus accrued but unpaid dividends, and the denominator of which is the Series A Conversion Price (as defined below) at such time.

     The Series A Conversion Price for each share of Series A Preferred Stock in effect on any conversion date during the 60-day period following the 120-day period after the issuance of the Series A Preferred Stock will equal the Series A Fixed Price (as defined below). Thereafter, the Series A Conversion Price for each share of Series A Preferred Stock in effect on any conversion date will equal the lesser of the Series A Fixed Price or the Series A Floating Price (as defined below). The "Series A Fixed Price" will be equal to the greater of 115% of the closing bid price per share of the Common Stock on the date of issuance of the Series A Preferred Stock or $6.75, and the Series A Floating Price will be equal to 97% of the average closing bid price per share of the Company's Common Stock during the 10 trading days immediately preceding the date of conversion; provided, however, that (i) for each 30-day period following the date of issuance of the Series A Preferred Stock, the Series A Floating Price will be reduced by an additional 1 1/2% of the closing bid price per share of the Company's Common Stock during the 10 trading days prior to the date of conversion, (ii) in no event will the Series A Floating Price be reduced below 80% of the closing bid price per share of the Company's Common Stock, and (iii) in the event any holder of Series A Preferred Stock has directly or indirectly taken a "short position" or engaged in any substantially similar transaction with respect to the Common Stock at anytime during the period commencing on the date of issuance of the Series A Preferred Stock through the date of conversion of such stock, the Series A Conversion Price for the Series A Preferred Stock held by such holder will be the greater of the Series A Fixed Price and the Series A Floating Price.

     If the registration statement to be filed by Company is not declared effective by the Securities and Exchange Commission for any reason within 120 days after the date of issuance of the Series A Preferred Stock, then for each month after the expiration of such 120-day period that such registration statement has not been declared effective, the Series A Floating Price, as computed above, will be decreased by an additional 1%, provided, however, that in no event will the aggregate discount to the Series A Floating Price under (i) of the prior sentence and this sentence exceed 20%.

     The Series A Preferred Stock will be redeemable, in whole or in part, at anytime upon the payment to the holders of the Series A Preferred Stock of (i) a cash payment equal to the closing bid price per share of the Company's Common Stock on the date of redemption, multiplied by the number of shares of Common Stock that would be issued if the Series A Preferred Stock was converted on such date at the Series A Conversion Price, (ii) a cash payment equal to all accrued dividends payable with respect to such Series A Preferred Stock, and (iii) a number of warrants to purchase Common Stock with an exercise price equal to the Series A Preferred Stock being redeemed by the Series A Fixed Price, with a term expiring three years from the date of redemption.

     In case of any reclassification of the Company's Common Stock, any consolidation or merger of the Company with or into another entity, the sale or transfer of all or substantially all of the assets of the Company and certain other events, the holders of the Series A Preferred Stock then outstanding will have the right thereafter to convert such shares only into the shares of stock and other securities and property receivable upon or deemed to be held by the holders of the Company's Common Stock following such reclassification, consolidation, merger, sale, or transfer, and the holders of the Series A Preferred Stock will be entitled upon such event to receive such amount of securities and property as the holders of the Common Stock of the Company into which such shares of Series A Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale or transfer would have been entitled.

     In connection with the issuance of the Series A Preferred Stock, the Company also granted Warrants to the holders of the Series A Preferred Stock to acquire up to 333,333 shares of the Company's Common Stock at an exercise price of $8.10 per share. The Warrants may be exercised at any time on or before January 23, 2001, three years after the date of issuance of the Series A Preferred Stock.

     Each transaction described above was deemed exempt from registration under the Securities Act pursuant to Section 4(2) of the Act regarding transactions not involving any public offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and

Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences. Specifically, the Company's ability to achieve its strategies is substantially dependent upon its ability to secure a replacement credit facility on satisfactory terms, of which there can be no assurance. See "--Liquidity and Capital Resources."

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

     Traditionally, the Company's ten largest customers have accounted for a substantial portion of the Company's gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops, Inc., ("Super Shops") accounting for 27.5%, J. H. Heafner Company, Inc. 9.6%, and Keystone Automotive 6.2%. In 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 24.3%, 12.1%, and 8.4% of gross sales, respectively. The Company does not have any long-term contractual
relationships with any of its major customers.   Due to the significant
concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

     On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Super Shops has ceased operations and has begun a liquidation plan. Because the Company is an unsecured creditor, and liquidation proceeds may not be sufficient to satisfy claims of secured creditors, there is no assurance that the Company will be able to recover any of the account receivable from Super Shops. Furthermore, even if the Company is able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. Since Super Shops has ceased operations, the Company has lost its largest customer. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops.

     The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and has been amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997). As of December 31, 1997 the remaining balance of excess of Fair Value of Assets Acquired Over Cost is zero.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations.



                                                                                                   Years Ended
                                                                                                   December 31
                                                                             ---------------------------------------------------
 STATEMENTS OF OPERATIONS DATA:                                                    1997              1996              1995
                                                                             ---------------    ---------------    ---------------
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%            100.0%            100.0%

 Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         84.1              91.1              88.5
                                                                                   ----              ----              ----

 Gross Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15.9              8.9               11.5

 Selling, general and administrative expenses  . . . . . . . . . . . . . .        (44.7)            (16.6)            (12.7)

 Amortization of excess of fair value of assets acquired over cost . . . .          4.5              4.0                3.2
                                                                                    ---              ---                ---

 Income (loss) from operations . . . . . . . . . . . . . . . . . . . . . .        (24.3)            (3.7)               2.0

 Interest and other expenses, net  . . . . . . . . . . . . . . . . . . . .         (4.5)            (4.1)              (5.0)

 Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.0              1.8                0.0
                                                                                    ---              ---                ---

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (28.8)            (6.0)              (3.0)
                                                                                   ----              ---                ---
                                                                                   ----              ---                ---

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1996

     Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the year ended December 31, 1997 were $16,545,159 compared to $18,625,497 in the year ended December 31,1996, representing a 11.2% decline in net sales. The decrease was primarily due to the Company's decision to withdraw from a relationship with a significant customer that had demanded price reductions as a condition of further business, which accounted for approximately $1.3 million of the decrease, and the balance was attributable to a reduction of sales of relatively low margin steel wheels.

     Gross profit is determined by subtracting cost of goods sold from net sales. Costs of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products. Gross profit for the year ended December 31, 1997 was $2,636,887 versus $1,661,799 for the year ended December 31, 1996. As a percentage of net sales, gross profit increased in 1997 compared to 1996, from 8.9% to 15.9%. Product mix changes and the introduction of several new wheel styles at higher margins contributed to the gross margin improvement. Cost reduction efforts including the reduction of production personnel and outsourcing of selected manufacturing processes positively affected gross profit in the second, third and fourth quarters of 1997 as programs started to be fully implemented. However, the Company also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors including changes in order levels from customers, the timing of orders, changes in product mix and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and non-manufacturing overhead. These expenses for the year ended December 31, 1997 were $7,394,235 compared to $3,091,308 for the year ended December 31, 1996. This 139.2% increase was primarily attributed to the expense of $3,523,028 recognized for bad debt reserve related to the past due receivable from Super Shops as described above. Excluding the allowance, SG&A was $3,871,207 ( an increase of $779,899) for the year ended December 31, 1997, which represents an increase of 33.8% over the comparable twelve month period ended December 31, 1996. This increase was due in part to the Company's focus on promoting its new products through increased marketing expenses and related travel expenses. Promotional expenses for the Company's racing wheel market segmented accounted for approximately 30% of the period-to-period change. Costs associated with public company responsibilities including reporting requirements and investor relations account for an additional 10% of the increase in SG&A. The balance of the increase resulted from general increases in marketing expenses and promotional expenses, including the introduction of the Harley-Davidson motorcycle wheels.

     Interest and other expenses, net, for fiscal 1997 were $748,905 compared to $767,293 for fiscal 1996. Interest expense decreased from $1,027,135 in 1996 to $752,388 in 1997, a decrease of $274,747 or 26.7%. This decrease is attributed to a lower average outstanding debt balance in 1997 than in 1996 resulting from proceeds from the Company's IPO in December and from the elimination of certain investor debt. Other income, net decreased from $259,842 in 1996 to $3,483 in 1997. The 1996 amount consisted primarily of a $287,000 gain from the sale of certain Company assets, which did not occur in 1997.

     Because of its carry-forward losses from previous years, the Company had no income tax provision in 1997 and had no provision for alternative minimum taxes in 1997.

     Net loss for the year ended December 31, 1997 was $4,768,785 compared to $1,128,844 for the year ended December 31, 1996, an increase of $3,639,941. Of this increase, $3,523,028 was attributable to the full reserve placed on the Super Shops accounts receivable. During 1996, the Company recognized an extraordinary gain from the forgiveness of debt in the amount of $330,489 that did not occur in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to a registration statement (SEC File No. 333-13415) declared effected on December 18, 1996, the Company sold 850,000 shares of Common Stock and 850,000 Common Stock Purchase Warrants in an offering underwritten by Dickinson & Co. and RAS Securities Corp. Including the overallotment, the aggregate gross proceeds of the offering were $5,617,750. The Company's total expenses in connection with the offering, including underwriting discounts and commissions, were $1,123,550. The net proceeds of the offering were $4,494,200, which significantly increased the Company's cash and equity balances. Of these proceeds, $1,500,000 was used to pay off the aggregate principal amount of bridge financing notes issued by the Company on July 1, 1996, $1,100,000 was used for advertising the promotional activities, $500,000 was used for product development, and $330,000 was used for additional staffing and consultants. The remainder of the proceeds has been used to reduce the outstanding loan balance on the Company's credit facility with Norwest Business Credit, Inc. Upon the completion of the IPO, an aggregate principal amount of $1,850,000 of the Company's promissory notes and related accrued interest of $150,000 automatically converted into 359,722 shares of the Company's Common Stock.

     During the quarter ended March 31, 1998, the Company raised $2.25 million from a private placement of 22,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and related Warrants. See "Market For The Registrant's Common Stock and Related Stockholder Matters."

     In April 1995, the Company entered into a revolving credit facility ("Credit Facility") with Norwest Business Credit, Inc. ("Norwest"). As of April 1, 1998, the Credit Facility had a maximum commitment of $9.5 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 15, 1998 and is secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest is due monthly at the prime rate plus 4.25%. Although Norwest has agreed to temporarily extend the Credit Facility April 30, 1998, there can be no assurance that the Company will be successful in replacing the Credit Facility. The Company's inability to secure a new credit facility would likely have a material adverse affect on the Company.

     As a result of Super Shops filing for Chapter 11 bankruptcy protection, the Company has been unable to use the outstanding account receivable from Super Shops of approximately $3,523,028 in determining the amount the Company was able to borrow under the Credit Facility. As of December 31, 1997, the outstanding balance under the Credit Facility was approximately $5.52 million, and the Company was over-advanced on its borrowing base by approximately $763,000. The Company entered into an amendment to its Security and Credit Agreement with Norwest which allowed the over-advance subject to a pay down obligation requiring the Company to reduce the over-advance amount outstanding under the Credit Facility to zero by January 24, 1998. The Company met this requirement as of January 24, 1998. However, the Credit Facility requires the maintenance of certain specified financial ratios, as well as other non-financial requirements. With the filing of reorganization by Super Shops, the Company has not been able to comply with these requirements. The Company has had discussions with Norwest and other third-party lenders in order to replace the Credit Facility scheduled to expire on April 15, 1998 and subject to extension until April 30, 1998.
There can be no assurance, however, that the Company will be able to satisfy the financial ratios and other tests under any credit facility for future periods. Failure to satisfy such requirements could have a material adverse effect on the Company. See "--Factors that May Affect Future Results and Financial Condition - Current Defaults; Dependence on External Financing" below.

     On April 9, 1998, the Company executed a commitment letter with NationsCredit Commercial Funding Corporation ("NCFC") to enter into a lending relationship with the Company that would replace the Norwest Credit Facility.
 The terms of the commitment letter specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate (the "NCFC Credit Facility"). The new NCFC credit facility will be secured by substantially all of the Company's assets and has a term of four years. Although the Company anticipates that it will be able to fully repay the Norwest Credit Facility from the proceeds of NCFC credit facility, there can be no assurance that the transaction with NCFC will close. Furthermore, should the transaction with NCFC close, there can be no assurance that the amount available through the NCFC credit facility will be sufficient to repay the Norwest Credit Facility. If the Company is unsuccessful in closing the transaction with NCFC, the Company will be forced to pursue other sources of working capital. If the Company is unable to secure such funding on a timely basis or on terms favorable to the Company, the Company's financial condition will be materially and adversely affected.

     At December 31, 1997, the Company had an accumulated deficit of $12,327,274 and a working capital deficiency of $1,233,865. For the year ended December 31, 1997, the Company's operating activities used $3,990,522 of cash, which was primarily attributable to a $3.02 million increase in accounts receivable and an $800,000 reduction in accounts payable and accrued expenses. The Company's decrease in inventory in 1997 from the 1996 level provided approximately $1.91 million cash. The Company's financing activities provided approximately $3.60 million cash resulting primarily from borrowings on the line of credit and proceeds from the issuance of long-term debt and common stock; however, the Company was in violation of certain financial covenants as of December 31, 1997.

     As of December 31, 1997, the Company's average accounts receivable days outstanding was 72 days as compared to 70 days at December 31, 1996. Payment terms for its customers vary from cash on delivery to up to 210 days. The allowance for doubtful accounts as a percentage of accounts receivable was 0.8% at December 31, 1996, as compared to 54.8% at December 31, 1997. This increase in the allowance reflects the reserve for the estimated loss on the Super Shops accounts receivable. The Company's inventory turnover ratio approximated 2.5 for the year ended December 31, 1997 as compared to 2.6 for the year ended December 31, 1996.

     As a consequence of the bankruptcy of Super Shops, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs. Therefore, the Company also is negotiating with other lenders and financial institutions to secure additional working capital. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected. As a result of the Company's continued losses, working capital deficiency and the uncertainty surrounding the Company's maturing line of credit facility, the independent auditors' report on the Company's 1997 financial statements has been qualified for a going concern. See Note 2 to the Company's Financial Statements.

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

RISKS ASSOCIATED WITH BANKRUPTCY OF PRINCIPAL CUSTOMER

     On September 19, 1997, the Company's principal customer, Super Shops, Inc., ("Super Shops") filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. On December 31, 1997, the account receivable owed to the Company by Super Shops totaled $3,523,028. The Company will continue to review various alternatives with respect to this matter. The Company's Chief Operating Officer is the Chairman of the Creditors' Committee and is vigorously attempting to retrieve all funds due the Company. Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the account receivable from Super Shops. Furthermore, if the Company should be able to recover a portion of the account receivable the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. Since Super Shops has ceased operations, the Company has lost its largest customer. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops.
Failure to resolve this matter satisfactorily could have a material adverse effect on the Company.

HISTORY OF PREVIOUS LOSSES

The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1997, the Company incurred a net loss of $4,768,785 including $3,523,028 from the reserve placed on the Super Shops accounts receivable. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1997 declined to $16.5 million from $18.6 million for the year ended December 31, 1996. As of December 31, 1997, the Company had cumulative losses of $12.3 million and a total stockholders' deficiency of approximately $457,000.

COVENANT DEFAULTS; DEPENDENCE ON EXTERNAL FINANCING; GOING CONCERN OPINION

The Norwest Credit Facility, which expires April 15, 1998 but may be extended for up to fifteen days subject to certain conditions, has a maximum commitment as of April 1, 1998 of $5.8 million, and is subject to collateral availability at the time of borrowing, financial covenants, and other conditions. The Credit Facility requires the maintenance of specified cumulative net income, net worth, and debt service covenants. As of March
31, 1998, the Company was in default under the net worth and net income covenants of the Credit Facility and would also have been in default under the debt service covenants, but for a prior waiver of that test for the period ended December 31, 1997. There can be no assurance that the Company will be able to satisfy the terms and conditions of the Credit Facility in the future or that the Credit Facility will be extended beyond its current expiration date. In addition, there can be no assurance that the cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies especially in the event that the Company is required to refinance or replace the Credit Facility. As a result, the Company is required to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

On April 9, 1998, the Company executed a commitment letter with NationsCredit Commercial Funding Corporation ("NCFC") to enter into a lending relationship with the Company that would replace the Credit Facility. The terms of the commitment letter specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate (the"NCFC Credit Facility"). The NCFC credit facility will be secured by substantially all of the Company's assets and has a term of four years.
Although the Company anticipates that it will be able to fully repay the Norwest Credit Facility from the proceeds of the NCFC credit facility, there can be no assurance that the transaction with NCFC will close. Furthermore, should the transaction with NCFC close, there can be no assurance that the amount available through the NCFC credit facility will be sufficient to repay the Norwest Credit Facility. If the Company is unsuccessful in closing the transaction with NCFC, the Company will be forced to pursue other sources of working capital. If the Company is unable to secure such funding on a timely basis or on terms favorable to the Company, the Company's financial condition will be materially and adversely affected.

As a result of the Company's continued losses, working capital deficiencies and the uncertainty surrounding the Company's maturing line of credit facility, the independent auditors' report on the Company's 1997 financial statements has been qualified for a going concern.

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

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company believes the cost to modify its existing systems, should it choose to do so, is not material. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems which costs would be expensed as incurred. There can be no assurance that the Company will be able to completely resolve all year 2000 issues in a timely fashion or that the ultimate cost to identify and implement solutions to all year 2000 problems will not be material to the Company.

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

The Common Stock and Warrants are listed on the Nasdaq Small Cap Market and the Boston Stock Exchange. The Company's capital and surplus and shareholders' equity have fallen below the minimums required by NASDAQ and the Boston Stock Exchange primarily as a result of the establishment of an allowance for bad debt arising from the bankruptcy of the Company's primary customer. With the $2.25 million proceeds from the private placement of Series A Convertible Preferred Stock, the Company exceeds the minimum requirements for continued listing on the Boston Stock Exchange, but will need to raise additional equity capital to exceed the minimum listing requirements for NASDAQ. There can be no assurance that the Company in the future will meet the requirements for continued listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. In addition, if the Company fails to maintain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's securityholders to dispose of Common Stock and Warrants.

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

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

The Company's success depends, in part, on its ability to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's core products will continue to enjoy acceptance among consumers or that any of the Company's future product offerings will achieve or maintain market acceptance. The Company attempts to minimize the risks relating to changing consumer trends by offering a wide variety of product styles, analyzing consumer purchases, maintaining active product development efforts, and monitoring the sales performance of its various product lines. However, any misjudgment by the Company of the market for a particular product, or its failure to correctly anticipate changing consumer preferences, could have a material adverse effect on its business, financial condition, and results of operations. In order to enhance its product development efforts, the Company may supplement its existing product development staff by hiring one or more new employees with product development experience and by engaging an outside consultant to assist the Company's product development staff. There can be no assurance that the Company will be able to attract and retain such additional personnel or that the costs associated with additional product development efforts will not have an adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

A limited number of customers have accounted for a substantial portion of the company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops accounting for 27.5%, J. H. Heafner Company, Inc. 9.6%, and Keystone Automotive 6.2%. For the year ended December 31, 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 24.3%, 12.1%, and 8.4% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. On September 19, 1997, Super Shops filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. At December 31, 1997, the accounts receivable owed to the Company by Super Shops totaled $3,523,028, all of which has been reserved. Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the accounts receivable from Super Shops. Furthermore, if the Company should be able to recover a portion of the accounts receivable the timing of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. Since Super Shops has ceased operation, the Company has lost its largest customer. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

DEPENDENCE ON THIRD PARTY SUPPLIERS

The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, some of the Company's suppliers are located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has had suppliers in Indonesia, the Philippines, and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date, the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to outsource selectively the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

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

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

The Company is considering acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There have been discussions with a number of companies, however, there can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, there can be no assurance that the Company will be able to integrate successfully such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

As part of the Company's business strategy, it intends to expand into selected international markets. In 1997 and 1996, the Company derived approximately 4.8% and 4.0%, respectively, of total gross sales from international markets. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support, and export licensing requirements, any of which could have a material adverse effect on the Company's operations. In addition, a weakening in the value of foreign currencies relative to the U.S. dollar and fluctuations in foreign currency exchange rates could have an adverse impact on the price of the Company's products in its international markets.

CONTROL BY EXISTING STOCKHOLDERS

The directors, officers, and principal stockholders of the Company beneficially own approximately 26.9% of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control might be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" Preferred Stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In January and February 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for $2.25 million in additional capital. Additional series of Preferred Stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of Preferred Stock in the future.

DEPENDENCE ON KEY PERSONNEL

The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 12.65% of the Company's Common Stock. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely effect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

NO DIVIDENDS

The Company has never paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. In addition, the Company's Credit Facility with Norwest and its proposed Credit Facility NationsCredit Commercial Funding prohibit the payments of cash dividends without the lender's consent.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Management does not expect the adoption of SFAS No. 130 to have a material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. Management does not expect the adoption of SFAS No. 131 to have a material impact on the Company.

ITEM 7.   FINANCIAL STATEMENTS

     The audited financial statements of the Company as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information respecting the foregoing four Items of Part III is hereby incorporated by reference to the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held May 15, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The exhibits required to be filed as a part of this Annual Report are listed below.

EXHIBIT
NUMBER         DESCRIPTION

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996*

3.2            Amended and Restated Bylaws of the Registrant*

3.             Form of Certificate of Designation***

4.             Form of Certificate representing Common Stock*

4.1            Form of Warrant Agreement**

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

4.4(c) Waiver and Amendment to Credit Agreement, dated November 20, 1996, executed by and between Registrant and Norwest Business Credit, Inc.*

4.4(d) Second Amendment to Credit Agreement, dated as of February 12, 1997, executed by and between Registrant and Norwest Business Credit, Inc.**

4.4(e) Waiver and Amendment to Credit Agreement, dated March 27, 1997, executed by and between Registrant and Norwest Business Credit, Inc.**

4.5            Form of Class A Stock Purchase Warrant Certificate*

4.6            Form of Class B Stock Purchase Warrant Certificate*

4.7            Form of Class C Stock Purchase Warrant Certificate*

4.8 Form of Stock Option / Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan*

4.9 Form of Representative's Warrant Agreement, dated December 18, 1996, by and between the Registrant and Dickinson & Co.**

4.10           Form of Series A Convertible Preferred Stock Purchase
               Agreement***

4.11           Form of Warrant***

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

11.1           Computation of Loss Per Share

21             List of Subsidiaries of the Registrant*

24             Powers of Attorney

27             Financial Data Schedule

99 Form of Lock-Up Agreement, executed by and between the Registrant and certain of the Registrant's security-holders.*

(b)  REPORTS ON FORM 8-K.

          None.


* Incorporated by reference to the Company's Registration on Form SB-2 (No. 333-13415)

** Incorporated by reference to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)

*** Incorporated by reference to the Company's Current Report of Form 8-K, filed January 23, 1998 (no. 1-12559)

                                      SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRAGAR INDUSTRIES, INC.


                                   By: /s/ Michael L. Hartzmark
                                      ------------------------------------------
                                             Michael L. Hartzmark
                                       President and Chief Executive
                                                    Officer
          Date:     April 13, 1998
                    --------------

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                             DATE
---------                      -----                             ----

/s/ Michael L. Hartzmark       President, Treasurer, Chief       April 13, 1998
------------------------       Executive Officer, and
Michael L. Hartzmark           Director (Principal Executive
                               Officer)

/s/ Anthony W. Barrett         Vice President of Sales           April 13, 1998
------------------------       Operations (Principal
Anthony W. Barrett             Financial and Accounting
                               Officer)

/s/ Sidney Dworkin             Director                          April 13, 1998
------------------------
Sidney Dworkin

/s/ Donald McIntyre            Director                          April 13, 1998
------------------------
Donald McIntyre

/s/ Mark Schwartz              Director                          April 13, 1998
------------------------
Mark Schwartz

/s/ Ed Faber                   Director                          April 13, 1998
------------------------
Ed Faber

*By: /s/ Michael L. Hartzmark
    --------------------------
      Michael L. Hartzmark
        Attorney-in-Fact

                               CRAGAR INDUSTRIES, INC.

                            INDEX TO FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                            ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheet as of December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Statements of Operations for the years ended December 31, 1997 and 1996. . . . . . . . . . .F-4

Statements of Stockholders' Deficiency for the years ended December 31, 1997 and 1996. . . .F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996. . . . . . . . . . .F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-8

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CRAGAR Industries, Inc.:

We have audited the financial statements of CRAGAR Industries, Inc. as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRAGAR Industries, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency as a result of its current maturing line of credit facility and is in technical default on the facility and the Company has suffered recurring losses from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from this uncertainty.


                                       /s/ KPMG Peat Marwick LLP


March 20, 1998, except for the second
paragraph of Note 9 which is as of
April 9, 1998.

                              CRAGAR INDUSTRIES, INC.

                                   Balance Sheet

                                 December 31, 1997


                                                                ASSETS
 Current assets:
     Cash and cash equivalents                                                                               $          16,322
     Accounts receivable, less allowance for doubtful accounts of $3,616,336                                         2,997,880
     Inventories, net                                                                                                4,653,480
     Prepaid expenses                                                                                                   11,153
                                                                                                              ----------------
          Total current assets                                                                                       7,678,835
                                                                                                              ----------------

Property and equipment, net                                                                                            972,753
Other assets, net                                                                                                      404,260
                                                                                                              ----------------
                                                                                                             $       9,055,848
                                                                                                              ----------------
                                                                                                              ----------------

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                                        $       2,147,243
     Accrued expenses                                                                                                1,003,295
     Accrued interest                                                                                                  135,495
     Line of credit                                                                                                  5,518,544
     Capital lease obligations, current maturities                                                                     108,123
                                                                                                              ----------------
          Total current liabilities                                                                                  8,912,700
                                                                                                              ----------------

Investor notes payable                                                                                                 600,000
                                                                                                              ----------------
          Total liabilities                                                                                          9,512,700
                                                                                                              ----------------

Stockholders' deficiency:
   Preferred stock, par value $.01; authorized 200,000 shares, no shares issued or
     outstanding                                                                                                            --
   Common stock, par value $.01; authorized 5,000,000 shares, 2,453,990 shares
     issued and outstanding at December 31, 1997                                                                        24,540
   Additional paid-in capital                                                                                       11,845,882
   Accumulated deficit                                                                                             (12,327,274)
                                                                                                              ----------------
          Total stockholders' deficiency                                                                              (456,852)

Commitments, contingencies and subsequent events
                                                                                                              ----------------
                                                                                                             $       9,055,848
                                                                                                              ----------------
                                                                                                              ----------------


See accompanying notes to the financial statements.

                              CRAGAR INDUSTRIES, INC.

                              Statements of Operations

                       Years ended December 31, 1997 and 1996


                                                                            1997             1996
                                                                        -------------    -------------
Net sales                                                              $   16,545,159       18,625,497
Costs of goods sold                                                        13,908,272       16,963,698
                                                                        -------------    -------------
       Gross profit                                                         2,636,887        1,661,799
                                                                        -------------    -------------

Selling, general and administrative expenses                                7,394,235        3,091,308
Amortization of excess of fair value of assets acquired over cost            (737,468)        (737,469)
                                                                        -------------    -------------
       Loss from operations                                                (4,019,880)        (692,040)

Other revenues (expenses), net:
  Interest expense, net                                                      (752,388)      (1,027,135)
  Other, net                                                                    3,483          259,842
                                                                        -------------    -------------
       Loss before income taxes and extraordinary item                     (4,768,785)      (1,459,333)

Income taxes                                                                       --               --
                                                                        -------------    -------------

       Loss before extraordinary item                                      (4,768,785)      (1,459,333)

Extraordinary item:
       Gain on forgiveness of debt                                                 --          330,489
                                                                        -------------    -------------

       Net loss                                                        $   (4,768,785)      (1,128,844)
                                                                        -------------    -------------
                                                                        -------------    -------------

Basic net loss per share before extraordinary item                     $        (2.08)           (1.49)
                                                                        -------------    -------------
                                                                        -------------    -------------

Basic net loss per share                                               $        (2.08)           (1.15)
                                                                        -------------    -------------
                                                                        -------------    -------------

Shares used in per share calculation                                        2,291,278          979,668
                                                                        -------------    -------------
                                                                        -------------    -------------


See accompanying notes to the financial statements.

                              CRAGAR INDUSTRIES, INC.

                       Statements of Stockholders' Deficiency

                       Years ended December 31, 1997 and 1996


                             COMMON STOCK
                      ----------------------------
                                                     ADDITIONAL                   STOCKHOLDERS'
                        NUMBER OF                      PAID-IN      ACCUMULATED      EQUITY
                         SHARES         AMOUNT         CAPITAL        DEFICIT       (DEFICIENCY)
                      -------------  -------------  -------------  -------------  -------------
 Balances,
   December 31,
   1995                     930,583  $       9,306      4,815,939     (6,429,645)    (1,604,400)

 Issuance of
   common stock
   warrants                      --             --         37,800             --         37,800

 Issuance of com-
   mon stock                920,000          9,200      4,484,999             --      4,494,199

 Contribution of
   investor                 359,722          3,597      1,996,403             --      2,000,000
   debt

 Net loss                        --             --             --     (1,128,844)    (1,128,844)
                      -------------  -------------  -------------  -------------  -------------

 Balances,
   December 31,
   1996                   2,210,305         22,103     11,335,141     (7,558,489)     3,798,755

 Issuance of com-
   mon stock
   for warrants
   exercised                243,685          2,437        510,741             --        513,178

 Net loss                        --             --             --     (4,768,785)    (4,768,785)
                      -------------  -------------  -------------  -------------  -------------

 Balances,
   December 31,
   1997                   2,453,990  $      24,540     11,845,882    (12,327,274)      (456,852)
                      -------------  -------------  -------------  -------------  -------------
                      -------------  -------------  -------------  -------------  -------------



 See accompanying notes to the financial statements.

                              CRAGAR INDUSTRIES, INC.

                              Statements of Cash Flows

                       Years ended December 31, 1997 and 1996



                                                                             1997                1996
                                                                         ------------        ------------
Cash flows from operating activities:
  Net loss                                                              $  (4,768,785)         (1,128,844)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Provision for losses on accounts receivable                            3,587,861             (38,553)
     Provision for obsolete and slow-moving inventory                        (260,945)             43,618
     Depreciation and amortization of property and equipment                  306,069             298,911
     Amortization of other assets                                             140,387             127,684
     Amortization of excess fair value of assets acquired over cost          (737,468)           (737,469)
     Gain on sale of property and equipment                                        --            (287,000)
     Extraordinary gain on forgiveness of debt                                     --            (330,489)
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                                 (3,023,383)          1,470,683
       Inventories                                                          1,910,077           1,033,912
       Non-trade receivables                                                       --             190,119
       Prepaid expenses                                                        27,345              (8,745)
       Other assets                                                          (381,525)             33,499
       Accounts payable and accrued expenses                                 (806,034)            713,558
       Accrued interest                                                        12,143                (692)
                                                                         ------------        ------------
         Net cash provided by (used in) operating activities               (3,994,258)          1,380,192
                                                                         ------------        ------------

Cash flows from investing activities:
  Purchases of property and equipment                                        (453,317)            (77,326)
  Proceeds from the sale of property and equipment                                 --             350,000
                                                                         ------------        ------------
         Net cash provided by (used in) investing activities                 (453,317)            272,674
                                                                         ------------        ------------

Cash flows from financing activities:
  Net borrowings (repayments) on line of credit                             2,561,152          (4,343,503)
  Proceeds from issuance of long-term debt                                    600,000           1,462,200
  Repayments of long-term debt                                                 (4,263)         (2,378,941)
  Repayments of capital lease obligations                                     (69,219)            (61,572)
  Issuance of warrants                                                             --              37,800
  Net proceeds from issuance of common stock                                  513,178           4,494,199
                                                                         ------------        ------------
         Net cash provided by (used in) financing activities                3,600,848            (789,817)
                                                                         ------------        ------------

Increase (decrease) in cash and cash equivalents                             (846,727)            863,049

Cash and cash equivalents at beginning of year                                863,049                  --
                                                                         ------------        ------------

Cash and cash equivalents at end of year                                $      16,322             863,049
                                                                         ------------        ------------
                                                                         ------------        ------------
                                                                                               (Continued)

                              CRAGAR INDUSTRIES, INC.

                       Years ended December 31, 1997 and 1996

                                                        1997           1996
                                                    ------------   ------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                          $     591,562        805,974
   Cash paid for income taxes                                 --          3,342


 NONCASH FINANCING AND INVESTING ACTIVITIES:

   Contribution of subordinated investor debt      $          --      2,000,000
   Exchange of asset reducing accounts payable                --        130,000


 See accompanying notes to the financial
   statements.

                              CRAGAR INDUSTRIES, INC.

                           Notes to Financial Statements

                             December 31, 1997 and 1996

(1)  DESCRIPTION OF BUSINESS

     CRAGAR Industries, Inc. (the Company) designs, produces and sells composite, aluminum, steel and wire custom wheels and wheel accessories. It markets and sells to automotive aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets.

(2)  LIQUIDITY

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit from operations of $12,327,274 as of December 31, 1997, has generated substantial losses in each of the last three years, has a working capital deficiency of $1,233,865 and has a stockholders' deficiency of $456,852 as of December 31, 1997. Super Shops, the Company's primary customer, filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California, resulting in a provision for estimated bad debt expense of $3,523,028 in 1997, equal to 100% of the outstanding accounts receivable from this customer. Additionally, the Company's operating line of credit expires and is due in full in April 1998. The Company has also violated several covenants related to its line of credit and, accordingly, the Company is in technical default under its credit agreement. The Company's business plan calls for an increase in sales from new product lines, decrease in operating expenses, equity investment from a new investor and its stockholders, and refinance of its existing line of credit which management believes will be adequate to provide the Company with operating cash flow and to meet its current obligations. The Company is currently negotiating with a new lender for line of credit financing to replace its maturing credit agreement. The Company believes it will complete this refinancing in the near future. However, there is no certainty that a new credit agreement will be executed or that the Company's other plans will be successfully carried out. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                               CRAGAR INDUSTRIES, INC.

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

     EXCESS OF FAIR VALUE OF ASSETS ACQUIRED OVER COST

     The excess of fair value of assets acquired over cost in the original amount of $3,687,341 is being amortized to operations over five years using the straight-line method.

     PRODUCT WARRANTIES

     Costs estimated to be incurred with respect to product warranties are provided for at the time of sale based upon estimates derived from experience factors.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               CRAGAR INDUSTRIES, INC.

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

     NET LOSS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
     (EPS). Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options and warrants at December 31, 1997 and 1996 of 1,264,778 and 1,403,263, respectively, have been excluded form the calculation of Diluted EPS as their effect is antidilutive. All periods have been restated in accordance with SFAS 128.

     On September 27, 1996, the Company's Board of Directors approved a 7-for-1 stock split. All share and per share amounts have been retroactively adjusted to reflect this 7-for-1 stock split.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

          Since the fair value is estimated as of December 31, 1997, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and generally limits the amount of credit exposure to the amount in excess of the FDIC insurance coverage of $100,000. As described in note 1, the Company sells its products to automotive aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 amounts to conform with 1997 presentation.

(4)  INVENTORIES

     Inventories as of December 31, 1997 consist of:

       Raw materials and supplies                           $     3,041,710
       Work-in-process                                              197,074
       Finished goods                                             2,123,694
                                                             --------------
                                                                  5,362,478
       Less allowance for obsolete and slow-moving                  708,998
       inventory                                             --------------

                                                            $     4,653,480
                                                             --------------
                                                             --------------

                             CRAGAR INDUSTRIES, INC.

(5)  OTHER NON-OPERATING REVENUES

     In July 1996, the Company terminated a services agreement with a subcontractor in Mexico, and sold certain assets maintained in Mexico to a third party for approximately $350,000. The assets had no book value at the time of sale. In connection with the sale, the Company also wrote-off the related non-trade receivable. The effect of this transaction resulted in a net gain on the sale of approximately $287,000, which is included in other non-operating revenue in the accompanying statement of operations for the year ended December 31, 1996.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 consists of the following:

       Equipment                                          $   1,229,788
       Leasehold improvements                                   558,791
       Furniture and fixtures                                   255,182
                                                           ------------
                                                              2,043,761
       Less accumulated depreciation and amortization         1,071,008
                                                           ------------

            Property and equipment, net                   $     972,753
                                                           ------------
                                                           ------------

(7)  OTHER ASSETS

     Other assets as of December 31, 1997 consists of:

       Wheel design, patent and trademark costs           $     370,000
       Deferred loan costs, net of accumulated                   12,940
       amortization of $104,561
       Deposits and other                                        21,320
                                                           ------------

            Total other assets                            $     404,260
                                                           ------------
                                                           ------------

(8)  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1997 consist of the following:

       Accrual for stock adjustments, rebates, cash
         discounts, advertising, royalty and warranty     $     532,938
       Payroll and related benefits                             146,583
       Real estate, personal property and other taxes            83,333
       Professional fees                                        185,040
       Other                                                     55,401
                                                           ------------

                                                          $   1,003,295
                                                           ------------
                                                           ------------

                               CRAGAR INDUSTRIES, INC.

(9)  LINE OF CREDIT

     The Company has a credit agreement with a finance company with a maximum amount of credit of $9,500,000 available to the Company, subject to certain restrictions with respect to the collateral borrowing base. The loan is collateralized under a security agreement, which includes accounts receivable, inventories, intangible assets, and property and equipment.
     The loan bears interest based upon the prime rate plus 2.25% (10.75% at December 31, 1997). The loan agreement expires and is due in full in April 1998 and contains no automatic renewal options. The balance outstanding on this facility at December 31, 1997 was $5,518,544. The Company is overdrawn by approximately $763,000 on the line of credit available as of December 31, 1997 and is in violation of certain financial covenants required under the credit agreement, including minimum requirements for adjusted net worth, net income and debt service coverage ratios. Accordingly, the Company is in technical default under its credit agreement.

     The Company has obtained a letter of intent from a new finance company to provide a line of credit, for a term of four years, to replace the maturing facility. The maximum facility amount would be $8,500,000, subject to borrowing limits based on eligible levels of inventory, accounts receivable and other assets. Management expects to complete the refinancing and pay its existing facility by the end of April 1998.

(10) BRIDGE NOTES FROM UNRELATED PARTIES

     In July 1996, the Company obtained bridge notes from unrelated parties totaling $1,500,000. The holders of the bridge notes were also granted warrants to purchase 126,000 shares of common stock at an exercise price of $3.25 a share. The Company valued the warrants at $3.55 a share. Because the estimated fair value of such warrants exceeded the exercise price by $.30 per share, the Company recorded additional paid-in capital and a debt discount of $37,800. The debt discount was being amortized to interest expense over the term of the related financing. A portion of the bridge note proceeds were used to pay an unsecured promissory note and non-compete agreement obligation held by a stockholder for $700,000, plus $79,727 for interest and service charges related to the assignment. The Company recognized a $330,489 extraordinary gain on the transaction during the year ended December 31, 1996. In December 1996, the Company paid off all bridge notes in full upon completion of its initial public offering. The remaining debt discount related to the warrants was immediately amortized to interest expense.

(11) INVESTOR NOTES PAYABLE

     In December 1997, the Company obtained debt financing from two stockholders of the Company totaling $600,000. The notes, which bear interest at a rate of 12% per annum, were due in full in January 1998. In January 1998, the $600,000 notes to stockholders were converted into 6,000 shares of Series A Convertible Preferred Stock as part of the $2.0 million private placement (note 22).

                               CRAGAR INDUSTRIES, INC.

     During December 1996, $1,500,000 of the Company's outstanding "junior investor notes" and a $350,000 note to a stockholder were converted to 359,722 shares of common stock as a result of the completion of its initial public offering.

     Total interest expense on investor debt was $2,800 and $147,996 for the years ended December 31, 1997 and 1996, respectively.

(12) OUTSTANDING WARRANTS

     At December 31, 1997 and 1996, the Company has outstanding Class A warrants to purchase 7,877.5 and 122,062.5 shares, respectively, of the Company's common stock at $1.43 per share. These warrants became exercisable on January 1, 1993 and expire on December 31, 1999. Class B warrants to purchase 24,500 shares of the Company's common stock at $0.36 per share outstanding at December 31, 1996 were exercised in 1997. At December 31, 1997 and 1996, the Company has outstanding Class C warrants to purchase 21,000 and 126,000 shares, respectively, of the Company's common stock at $3.25 per share. These warrants became exercisable on July 1, 1996 and expire on June 30, 2001. In the opinion of management, the exercise price of the Class A and Class B warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of the grant.

     Warrants to acquire 977,500 shares of the Company's common stock at $6.60 per share and representative's warrants to acquire 85,000 shares of the Company's common stock at $7.50 per share were outstanding as of December 31, 1997 and 1996 as a result of the completion of the Company's initial public offering in December 1996.

(13) STOCK OPTION PLAN

     During 1996, the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and nonemployee director plan (the Plans), which permit the granting of options to purchase shares of the Company's common stock to eligible employees and directors. The Plans reserve 245,000 shares of the Company's common stock for grant. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant for incentive options and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under provisions of the Plans with similar terms to the incentive and non-incentive stock options. As of December 31, 1997, 71,600 stock options under the Plans were available for grant.

                               CRAGAR INDUSTRIES, INC.

     The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.29 and $3.90, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, expected volatility of 40.9% and an expected life of 4 years for both 1997 and 1996. The risk-free interest rate was 6.50% and 5.96% for 1997 and 1996, respectively.

     The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                                1997              1996
                                            -------------     -------------
             Net loss:
                  As reported              $   (4,768,785)       (1,128,844)
                  Pro forma                    (4,984,985)       (1,420,500)
                                            -------------     -------------
                                            -------------     -------------

             Loss per share:
                  As reported              $        (2.08)   $        (1.15)
                  Pro forma                         (2.17)            (1.44)
                                            -------------     -------------
                                            -------------     -------------


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years.

                               CRAGAR INDUSTRIES, INC.

A summary of the aforementioned stock plan follows:


                                                 YEAR ENDED DECEMBER 31, 1997                   YEAR ENDED DECEMBER 31, 1996
                                              -----------------------------------            ----------------------------------
                                                                       WEIGHTED                                      WEIGHTED
                                                                        AVERAGE                                       AVERAGE
                                                NUMBER OF              EXERCISE                NUMBER OF             EXERCISE
                                                 SHARES                  PRICE                  SHARES                 PRICE
                                              ------------           ------------            ------------          ------------
   Balance at the beginning of the
     year                                         68,200            $      5.52                      --                  --
   Granted                                       141,700                   5.12                  68,200                5.52
   Forfeited                                     (36,500)                  5.16                      --                  --
   Exercised                                          --                     --                      --                  --
                                              ------------           ------------            ------------          ------------

   Balance at the end of the year                173,400                   5.26                  68,200                5.52
                                              ------------           ------------            ------------          ------------
                                              ------------           ------------            ------------          ------------

   Exercisable at the end of the year            173,400                   5.26                  68,200                5.52
                                              ------------           ------------            ------------          ------------
                                              ------------           ------------            ------------          ------------

   Weighted-average fair value of
     options granted during the year         $      3.29                                    $      3.90
                                              ------------                                   ------------
                                              ------------                                   ------------


A summary of stock options granted at December 31, 1997 follows:

                                               OPTIONS OUTSTANDING
                            --------------------------------------------------------                  OPTIONS EXERCISABLE
                                                      WEIGHTED-                              ------------------------------------
                                 NUMBER                AVERAGE            WEIGHTED-               NUMBER               WEIGHTED-
                             OUTSTANDING AT           REMAINING            AVERAGE            EXERCISABLE AT            AVERAGE
                              DECEMBER 31,           CONTRACTUAL          EXERCISE             DECEMBER 31,            EXERCISE
    EXERCISE PRICES               1997                  LIFE                PRICE                  1997                  PRICE
   -----------------        ----------------      ------------------     -----------         ----------------         -----------
        $5.12                   110,700            9 years, 7 mos.      $      5.12               110,700            $      5.12
         5.14                    11,900            8 years, 6 mos.             5.14                11,900                   5.14
         5.60                    50,800            8 years, 10 mos.            5.60                50,800                   5.60
                            ----------------                             -----------         ----------------         -----------

                                173,400                                 $      5.26               173,400            $      5.26
                            ----------------                             -----------         ----------------         -----------
                            ----------------                             -----------         ----------------         -----------

                               CRAGAR INDUSTRIES, INC.

(14) COMMON STOCK

     On September 27, 1996, the Company's Board of Directors approved a 7-for-1 stock split and increased the authorized number of shares of common stock from 700,000 to 5,000,000 shares. All share and per share amounts have been restated in the accompanying financial statements to reflect the effect of the stock split.

     During 1996, the Company completed an initial public offering in which it issued a total of 920,000 shares of common stock and 977,500 warrants to purchase a total of 977,500 shares of common stock for approximately $4,494,000 cash net of stock issuance costs.

(15) INCOME TAXES

     The Company had no current or deferred income taxes for the years ended December 31, 1997 and 1996. The reconciliation of the expected income tax expense (benefit) calculated at the U.S. Federal statutory rate of 34% to actual income taxes per the financial statements for the years ended December 31, 1997 and 1996 is as follows:

                                                       1997           1996
                                                   -------------  -------------
        Computed "expected" tax benefit           $   (1,621,387)      (383,807)
        Change in the valuation allowance for
          deferred tax assets                          2,193,000        421,000
        State and local income taxes, net of
          federal income tax benefit                    (328,682)       (51,000)
        Other, net                                       242,931         13,807
                                                   -------------  -------------

                                                  $           --             --
                                                   -------------  -------------
                                                   -------------  -------------

     The Company has net operating loss carryforwards at December 31, 1997 of approximately $5,834,000 for Federal income tax purposes, which begin to expire in 2010. In the event of a change in ownership pursuant to Internal Revenue Service regulations, utilization of the net operating loss carryforwards may be eliminated or significantly reduced.

                               CRAGAR INDUSTRIES, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                            1997           1996
                                                                        ------------   ------------
 Deferred tax assets:
   Accounts receivable, principally due to allowance for
     doubtful accounts                                                 $   1,447,000         11,000
   Inventories, principally due to allowance for obsolete
     and slow-moving inventory                                               883,000        632,000
   Differences in basis of assets upon acquisition, principally
     property and equipment and accounts receivable                          169,000        169,000
   Property and equipment, principally due to differences in
     depreciation                                                            133,000        104,000
   Net operating loss carryovers                                           2,334,000      1,774,000
   Rebates and sales discounts accrual                                        79,000        116,000
   Other                                                                      82,000        128,000
                                                                        ------------   ------------
        Total gross deferred tax assets                                    5,127,000      2,934,000

   Less valuation allowance                                               (5,127,000)    (2,934,000)
                                                                        ------------   ------------
        Net deferred tax assets                                                   --             --

 Deferred tax liabilities                                                         --             --
                                                                        ------------   ------------
                                                                        ------------   ------------

        Net deferred income taxes                                      $          --             --
                                                                        ------------   ------------
                                                                        ------------   ------------



The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $5,127,000 and $2,934,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $2,193,000 and $421,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.

                               CRAGAR INDUSTRIES, INC.

(16) LEASES

     The Company is obligated under various capital leases for certain equipment that expire at various dates during the next three years. The gross amount of equipment and related accumulated amortization recorded under capital leases as of December 31, 1997 is as follows:

               Equipment                               $    334,996
               Less accumulated amortization                204,701
                                                        -----------

                                                       $    130,295
                                                        -----------
                                                        -----------

     Amortization of equipment held under capital leases is included with depreciation expense.

     The Company also leases office and warehouse facilities and various equipment items under operating leases. The Company is responsible for all occupancy costs including insurance and utility costs. Minimum future rental commitments for all noncancelable operating leases having original or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 1997 are as follows:


                   YEARS ENDING                       CAPITAL        OPERATING
                   DECEMBER 31,                       LEASES          LEASES
                   ------------                   -------------    ------------
                       1998                      $      112,997   $     327,776
                       1999                                  --         325,693
                       2000                                  --         346,191
                       2001                                  --         355,596
                    Thereafter                               --         473,085
                                                  -------------    ------------

      Total minimum lease payments                      112,997   $   1,828,341
                                                                   ------------
                                                                   ------------
      Less amount representing interest (at
        rates ranging from 9% to 19.05%)                  4,874
                                                  -------------

      Present value of minimum capital lease
        payments                                        108,123

      Less current maturities of capital lease
        obligations                                     108,123
                                                  -------------

      Capital lease obligations, excluding
        current maturities                       $           --
                                                  -------------
                                                  -------------

     No renewal options are provided for in the operating lease agreements. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense under operating leases with a term in excess of one month was $311,467 and $372,529 for the years ended December 31, 1997 and 1996, respectively.

                               CRAGAR INDUSTRIES, INC.

(17) CONCENTRATIONS OF RISK -- MAJOR CUSTOMERS

     The Company sold a substantial portion of its product to three customers in 1997 and in 1996. Sales amounts for 1997 and 1996 for these customers are as follows:

                                                        1997           1996
                                                     ----------     ----------
                                                     PERCENT OF     PERCENT OF
                                                        SALES          SALES
                                                     ----------     ----------
               Sales to major customers:
                 Super Shops                            27.5%         24.3%
                 Heafner Tire                            9.6          12.1
                 B&R Wholesale Tire                       --           8.4
                 Keystone Automotive                     6.2           4.6
                                                     ----------     ----------

                                                        41.9%          49.4%
                                                     ----------     ----------
                                                     ----------     ----------

     Gross accounts receivable from significant customers as of December 31, 1997 and 1996 follows:

                                                        1997           1996
                                                     ----------     ----------
                                                     PERCENT OF     PERCENT OF
                                                      ACCOUNTS       ACCOUNTS
                                                     RECEIVABLE     RECEIVABLE
                                                     ----------     ----------
               Accounts receivable from major
               customers:
                 Super Shops                            52.0%         40.1%
                 Heafner Tire                            2.3           3.9
                 Keystone Automotive                     3.9           8.7
                                                     ----------     ----------

                                                        58.2%         52.7%
                                                     ----------     ----------
                                                     ----------     ----------

     On September 19, 1997, Super Shops filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Central District of California. As a result, the Company established an allowance for bad debt of $3,523,028 to reserve for 100% of receivables related to this customer at December 31, 1997.

(18) LITIGATION AND CLAIMS

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

                               CRAGAR INDUSTRIES, INC.

(19) SUBSEQUENT EVENTS

     On January 2, 1998, the Company obtained $300,000 of debt financing from an existing stockholder of the Company. The note, which bears interest at 12% per annum, is due February 2, 1998. The note was converted to 3,000 shares of Series A Convertible Preferred Stock on January 23, 1998.

     On January 23, 1998, the Company completed a private placement of 20,000 Series A Convertible Preferred Stock with proceeds received from the transaction totaling $2.0 million, including the conversion to preferred stock of $900,000 of investor notes payable.