Form 10QSB
period 1998-03-31
CRAGAR INDUSTRIES INC /DE
filed 1998-05-15
CIK 1024125

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from _________ to __________


                            Commission File No. 1-12559


                              CRAGAR INDUSTRIES, INC.
                   (Name of small business issuer in its charter)

           DELAWARE                                    86-0721001
   State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                    4636 NORTH 43RD AVENUE, PHOENIX, ARIZONA 85031
                       (Address of principal executive offices)

                                    (602) 247-1300
                             (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


     Number of shares of common stock, $.01 par value, outstanding as of March 31, 1998: 2,453,990.

     Transitional small business disclosure format. Yes [ ] No [X]

                           PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              CRAGAR INDUSTRIES, INC.
                                 BALANCE SHEETS
                       MARCH 31, 1998 AND DECEMBER 31, 1997



                  ASSETS                                          March 31,    December 31,
                                                                    1998          1997
                                                                ------------   ------------
                                                                 (Unaudited)

Current Assets:

  Cash and cash equivalents                                       $     -         $   016,322
  Accounts receivable, less allowance for doubtful accounts
    of $3,652,819 as of 3/31/98 and $3,616,336 as of 12/31/97       3,598,160       2,997,880
  Inventories, net                                                  5,013,365       4,653,480
  Prepaid expenses                                                    100,045          11,153
                                                                  ------------   ------------
    Total current assets                                            8,711,570       7,678,835
                                                                  ------------   ------------
Property and equipment, net                                           960,603         972,753
Other assets, net                                                     391,320         404,260
                                                                  ------------   ------------
                                                                  $10,063,493     $ 9,055,848
                                                                  ------------   ------------
                                                                  ------------   ------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

  Bank Overdraft                                                  $    9,033      $     -
  Accounts payable                                                 2,751,006        2,147,243
  Accrued expenses                                                 1,025,328        1,003,295
  Accrued interest                                                    83,260          135,495
  Line of credit                                                   4,737,172        5,518,544
  Capital lease obligations, current installments                     15,148          108,123
                                                                  ------------    ------------
    Total current liabilities                                      8,620,947        8,912,700
                                                                  ------------    ------------
Investor Notes Payable                                                 -              600,000
                                                                  ------------    ------------
  Total liabilities                                                8,620,947        9,512,700
                                                                  ------------    ------------

Stockholders' equity:
  Preferred stock, par value $.01; authorized 200,000 shares,
    22,500 shares issued and outstanding                                 225           -
  Additional paid-in capital - preferred                           2,033,181           -
  Common stock, par value $.01; authorized 5,000,000 shares,
    2,453,990 shares issued and outstanding                           24,540           24,540
  Additional paid-in capital - common                             12,075,215       11,845,882
  Accumulated deficit                                            (12,690,615)     (12,327,274)
                                                                 -------------    ------------
    Total stockholders' equity (deficit)                           1,442,546         (456,852)
                                                                 -------------    ------------
                                                                 $10,063,493      $ 9,055,848
                                                                 -------------    ------------
                                                                 -------------    ------------

See accompanying notes to condensed financial statements.
                                      2

                                  CRAGAR INDUSTRIES, INC.
                                 STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                        (Unaudited)

                                                                          Three Months Ended March 31,
                                                                         ------------------------------
                                                                            1998               1997
                                                                         -------------      ------------

Net sales                                                                $  3,115,197      $  4,644,521
Cost of goods sold                                                          2,487,467         3,863,096
                                                                         -------------      ------------
  Gross profit                                                                627,730           781,425
                                                                         -------------      ------------

Selling, general and administrative expenses                                  826,431           830,079
Amortization of excess of fair value of assets acquired over cost                   -          (184,367)
                                                                         -------------      ------------
  Income (loss) from operations                                              (198,701)          135,713
                                                                         -------------      ------------

Non-operating (income) expenses, net
  Interest expense, net                                                       172,208           110,721
  Other, net                                                                  (20,307)           16,404
                                                                         -------------      ------------
  Total non-operating expenses                                                151,901           127,125
                                                                         -------------      ------------

  Income (loss) before income taxes                                          (350,602)            8,588

Income taxes                                                                        -                 -
                                                                         -------------      ------------

  Net earnings (loss)                                                     $  (350,602)     $      8,588
                                                                         -------------      ------------
                                                                         -------------      ------------
Basic earnings (loss) per share                                           $      (.15)     $       0.00
                                                                         -------------      ------------
                                                                         -------------      ------------

Weighted average shares outstanding - basic                                 2,453,990         2,210,305
                                                                         -------------      ------------
                                                                         -------------      ------------

Diluted earnings (loss) per share                                         $      (.15)     $       0.00
                                                                         -------------      ------------
                                                                         -------------      ------------

Weighted average shares outstanding - diluted                               2,453,990         2,386,324
                                                                         -------------      ------------
                                                                         -------------      ------------


See accompanying notes to condensed financial statements.

                                   CRAGAR INDUSTRIES, INC.
                                  STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                         (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ------------     ------------

Cash flows from operating activities
  Net earnings (loss)                                                     $  (350,602)       $     8,588
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
  Provision for (write-off of) doubtful accounts                               36,483             (5,283)
  Reduction in provision for obsolete and slow-moving inventory              (145,792)           (93,643)
  Depreciation and amortization of property and equipment                      71,630             76,013
  Amortization of other assets                                                 12,940             33,847
  Amortization of excess fair value of assets acquired over cost                    -           (184,367)
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                                     (636,763)        (1,764,469)
     Inventories                                                             (214,093)           581,542
     Prepaid expenses                                                         (88,892)           (41,983)
     Other assets                                                                   -             (7,500)
     Bank overdraft                                                             9,033                  -
     Accounts payable and accrued expenses                                    628,007            (58,614)
     Accrued interest                                                         (52,235)           (60,464)
                                                                            ------------     -----------
       Net cash used in operating activities                                 (730,284)        (1,516,333)
                                                                            ------------     ------------

Cash flows from investing activities
  Purchases of property and equipment                                         (59,480)          (117,164)
                                                                            ------------     ------------
       Net cash used in investing activities                                  (59,480)          (117,164)
                                                                            ------------     ------------

Cash flows from financing activities
  Issuance of preferred stock and warrants                                  1,650,000                  -
  Net borrowings (repayments) on note payable                                (781,373)           987,112
  Repayments of long-term debt                                                 (2,210)            (1,880)
  Repayments of capital lease obligations                                     (92,975)           (16,206)
                                                                            ------------     ------------
       Net cash provided by financing activities                              773,442            969,026
                                                                            ------------     ------------

       Net decrease in cash                                                   (16,322)          (664,471)

Cash and cash equivalents at beginning of period                               16,322            863,050
                                                                            ------------     ------------

Cash and cash equivalents at end of period                                $         -        $   198,578
                                                                            ------------     ------------
                                                                            ------------     ------------


See accompanying notes to condensed financial statements.

                            CRAGAR INDUSTRIES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1998
                                 (Unaudited)

1.   Summary of Significant Accounting Policies
     Basis of Presentation:

     The interim financial data of Cragar Industries, Inc., (the Company) presented as of and for the three months ended March 31, 1998 and 1997 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

     The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Inventories
     Inventories consist of the following:


                                                                MARCH 31, 1998   DECEMBER 31, 1997
                                                                --------------   -----------------
                                                                  (UNAUDITED)
                                                                --------------   -----------------
    Raw Materials                                                 $  2,817,821       $  3,041,710
    Work in Process                                                    200,858            197,074
    Finished Goods                                                   2,557,902          2,123,694
                                                                --------------    -----------------
                                                                     5,576,581          5,362,478
    Less allowance for obsolete and slow-moving inventory              563,216            708,998
                                                                --------------    -----------------
    Inventories, net                                              $  5,013,365       $  4,653,480
                                                                --------------    -----------------
                                                                --------------    -----------------


3.   Net Earnings (loss) per Share

     Net Earnings (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.   Other Related Reserves and Allowances

                                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                                 --------------
                                                                   UNAUDITED
                                                                 --------------   -----------------
    Stock Adjustments and Returns                                $  82,633           $  109,179
    Rebates Reserve                                                 50,955               39,646
    Cash Discounts                                                  19,044               17,103
    Advertising Allowance                                           22,919                6,988
    Warranty Reserve                                               390,750              348,613
    Royalty Reserve                                                 12,588               11,409


5.   Preferred Stock and Warrants

     During January 1998, the Company issued 22,500 shares of preferred stock for $1,650,000 cash and conversion of $600,000 of investor notes payable. The Company also granted 333,333 warrants to purchase shares of common stock valued at $229,333 in connection with the preferred stock issuance. During the first quarter ended March 31, 1998, no warrants to purchase shares of Common Stock were exercised.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this
Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

INTRODUCTION

     CRAGAR, (the Company) designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

     The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and was amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997). As of the year ended December 31, 1997 the balance of the excess of fair value of assets acquired over cost was zero.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 1998 and March 31, 1997:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998             1997
                                                  -------------  -------------
  Net sales                                            100.0%        100.0%
  Cost of goods sold                                    79.8          83.2
                                                  -------------  -------------
  Gross profit                                          20.2          16.8
  SG&A                                                  26.5          17.9
  Amortization of negative goodwill                       -           (4.0)
                                                  -------------  -------------
  Income (loss) from operation                          (6.4)          2.9
  Non-operating expense, net                             4.9           2.7
  Income taxes                                          -               -
                                                  -------------  -------------
  Net earnings (loss)                                  (11.3)          0.2



COMPARISON OF QUARTER ENDED MARCH 31, 1998 AND QUARTER ENDED MARCH 31, 1997

     Net sales consist of gross sales less discounts, returns and allowances. Net sales for the quarter ended March 31, 1998 were $3,115,197 compared to $4,644,521 during the quarter ended March 31, 1997, representing a 32.9% decrease in sales. The decrease was primarily attributable to the lack of shipments to the Company's former primary customer, Super Shops, Inc. ("Super Shops"), which filed for bankruptcy on September 19, 1997 and is currently being liquidated. Discounts, returns and allowances decreased by 24.7% between the quarter ended March 31, 1998 and the quarter ended March 31, 1997. The decrease in discounts, returns and allowances was attributable to historical trends, modifications in customer agreements and lower sales levels for the period ended March 31, 1998.

     Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended March 31, 1998 was $627,730 compared to $781,425 for the quarter ended March 31, 1997. As a percentage of net sales, gross profit increased in the first quarter of 1998 compared to the first quarter of 1997, from 16.8% to 20.2%. Product mix changes and the introduction of several new wheel styles at higher margins contributed to the gross profit improvement. The reduction in sales attributable to the loss of Super Shops sales in the quarter ended March 31, 1998 had no material impact on gross profit. Cost reduction efforts including the reduction of production personnel and outsourcing of selected manufacturing processes positively affected gross profit in the first quarter of 1998. However, the Company also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the first quarter ended March 31, 1998 were $826,431 compared to $830,079 for the quarter ended March 31, 1997. This decrease of 0.4% was due in part to the Company's focus on reducing expenses, primarily in labor with some offsetting by increased legal expenses.

     Non-operating expenses, net, for the first quarter of 1998 were $151,901 compared to $127,125 for the first quarter of 1997. The increase of $24,776 is primarily attributable to an increase in interest expense resulting from the Company's increase in the amount outstanding under its credit facility with Norwest Business Credit and an additional two percent interest charge because the Company was in default under the Norwest Credit Facility. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     Because of its carry-forward losses from previous years, the Company had no income tax provision in the first quarter of 1998 and 1997.

     Net loss for the first quarter ended March 31, 1998 was $350,602 compared to net earnings of $8,588 for the first quarter ended March 31, 1997, an increase in losses of $359,140. Basic loss per share for the first quarter ended March 31, 1998 was $.15 compared to basic earnings per share of $0.00 for the first quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1998, the Company raised $2.25 million ($1.65 million in cash and conversion of $600,000 in investor notes payable) from a private placement of 22,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), which includes the issuance of warrants to purchase 333,333 shares of the Company's common stock at $8.75 per share.

     In April 1995, the Company entered into a revolving credit facility ("Norwest Credit Facility") with Norwest Business Credit, Inc. ("Norwest"). As of April 1, 1998, the Norwest Credit Facility had a maximum commitment of $5.8 million, subject to certain restrictions with respect to the Company's collateral borrowing base. Prior to April 1, 1998, the maximum commitment was $9.5 million. The Norwest Credit Facility, which was due to expire on April 15, 1998, was secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest was due monthly at the prime rate plus 4.25%. Norwest agreed to extend the Credit Facility to April 30, 1998. As of March 31, 1998, the outstanding balance under the Credit Facility was $4,737,172, and the Company had excess availability of $454,069.

     On April 22, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC").
 The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The Company was able to fully repay the Norwest Credit Facility from the proceeds of NCFC Credit Facility. As of April 22, 1998 the outstanding balance under the NCFC Credit Facility was $4,857,683, and the Company had excess availability of $1,367,467. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of dividend payments.

     At March 31, 1998, the Company had an accumulated deficit of $12,690,615. For the quarter ended March 31, 1998, the Company's operating activities used $730,284 of cash, which was primarily attributable to the net loss and increases in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses. The Company's increase in inventory at March 31, 1998 from the year ended December 31, 1997 level used approximately $0.36 million in cash. The Company's financing activities included the sale of preferred stock for $2.25 million, of which $1.48 million was used to reduce the amount owed under the Norwest Credit Facility and pay down long term debt, resulting in net cash provided from financing activities of approximately $0.77 million.

     As an ongoing consequence of the bankruptcy of Super Shops, the Company's principal customer, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's
anticipated operating, growth plans and capital needs.    Therefore, the
Company also is currently negotiating with other financial institutions to secure additional equity or subordinated debt. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 had no material impact on the Company.

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

RISK ASSOCIATED WITH BANKRUPTCY OF PRINCIPAL CUSTOMER

     On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. On March 31, 1998, the accounts receivable owed to the Company by Super Shops totaled

$3,523,028, all of which has been reserved. The Company will continue to review various alternatives with respect to this matter. The Company's Chief Operating Officer is the Chairman of the Unsecured Creditors' Committee and is vigorously attempting to recover funds due the Company. Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the accounts receivable from Super Shops. Furthermore, if the Company should be able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. Because Super Shops has ceased operations, the Company also has lost its largest customer, which resulted in decreased revenues during the first quarter of 1998. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company.

HISTORY OF PREVIOUS LOSSES

     The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the quarter ended March 31, 1998, the Company incurred a net loss of $350,602. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1997 declined to $16,545,159 from $18,625,497 for the year ended December 31, 1996. Net sales for the three months ended March 31, 1998 declined to $3,115,197 from $4,644,521 for the same period in 1997. As of March 31, 1998, the Company had cumulative losses of $12,690,615 and total stockholders' equity of $1,442,546.

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

     The Common Stock and Warrants are listed on the Nasdaq Small Cap Market and the Boston Stock Exchange. The Company's capital and surplus and shareholders' equity have fallen below the minimum required by NASDAQ primarily as a result of the establishment of an allowance for bad debt arising from the bankruptcy of the Company's primary customer. With the $2.25 million proceeds from the private placement of Series A Convertible Preferred Stock, the Company exceeds the minimum requirements for continued listing on the Boston Stock Exchange, but will need to raise additional equity capital to exceed the minimum listing requirements for NASDAQ. There can be no assurance that the Company in the future will meet the requirements for continued listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. In addition, if the Company fails to maintain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's securityholders to dispose of Common Stock and Warrants.

COVENANT DEFAULTS; DEPENDENCE ON EXTERNAL FINANCING

     The NCFC Credit Facility, which expires April 22, 2002, has a maximum commitment of $8.5 million, and is subject to collateral availability at the time of borrowing. There can be no assurance that the Company will be able to satisfy the terms and conditions of the NCFC Credit Facility in the future. In addition, there can be no assurance that cash flow from operations will be sufficient to fund the Company's existing operations or to enable the Company to implement fully its business strategies, especially if the Company is required to refinance or replace the NCFC Credit Facility. As a result, the Company may be required to raise additional funds through equity or debt financing. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financing may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

     A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 55.9% of the Company's gross sales for the first three months of 1998. The top three customers accounted for 27.0% of gross sales. For the three months ended March 31, 1998, J. H. Heafner Company, Inc. accounted for 12.0% of gross sales, PDK accounted for 7.9% of gross sales and Reliable Automotive Company, Inc. accounted for 7.1% of gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops accounting for 27.5%, J. H. Heafner Company, Inc. 9.6%, and Keystone Automotive 6.2%. In 1996, the Company's ten largest customers accounted for a total of approximately 75.7% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and B & R Wholesale Tire accounting for 24.3%, 12.1%, and 8.4% of gross sales, respectively. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

     The Company's primary customer, Super Shops, filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California. Super Shops has ceased operations and began a liquidation plan. The Company does not have any long-term contractual relationships with any of its major customers. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company.

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

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

     The Company has commenced a study of its computer systems in order to assess its exposure to year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company believes the cost to modify its existing systems, should it choose to do so, is not material. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems, which costs would be expensed as incurred. There can be no assurance that the Company will be able to completely resolve all year 2000 issues in a timely fashion or that the ultimate cost to identify and implement solutions to all year 2000 problems will not be material to the Company.

DEPENDENCE ON THIRD PARTY SUPPLIERS

     The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to outsource selectively the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

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

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

     The Company's success depends, in part, on its ability to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's core products will continue to enjoy acceptance among consumers or that any of the Company's future product offerings will achieve or maintain market acceptance. The Company attempts to minimize the risks relating to changing consumer trends by offering a wide variety of product styles, analyzing consumer purchases, maintaining active product development efforts, and monitoring the sales performance of its various product lines. However, any misjudgment by the Company of the market for a particular product, or its failure to correctly anticipate changing consumer preferences, could have a material adverse effect on its business, financial condition, and results of operations. In order to enhance its product development efforts, the Company may supplement its existing product development staff by hiring one or more new employees with product development experience and by engaging an outside consultant to assist the Company's product development staff. There can be no assurance that the Company will be able to attract and retain such additional personnel or that the costs associated with additional product development efforts will not have an adverse effect on the Company.

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

NO CASH DIVIDENDS

     The Company has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. The Company will be paying dividends on its Series A Preferred Stock, however it anticipates those dividends will be paid in kind with common or preferred stock. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without NationsCredit Commercial Funding's consent.


                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation
incidental to the conduct of its business.   In addition, the Company is
involved with the legal proceedings associated with the filing of Chapter 11 bankruptcy protection of Super Shops, the Company's former primary customer. On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As an unsecured creditor, there is no assurance that the Company will recover any of the accounts receivable from Super Shops. Otherwise, there are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company.

ITEM 2.   DEFAULTS UPON SENIOR SECURITIES

          See ITEM 2 "Management's Discussion and Analysis or Plan of Operation
                - Liquidity and Capital Resources" above for a discussion of the Company's default under the Norwest Credit Facility, which has been paid in full and replaced by the NCFC Credit Facility.

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      EXHIBIT NO.       DESCRIPTION
      -----------       -----------
          11            Schedule of Computation of Earnings per Share
        27.1            Financial Data Schedule
        27.2            Financial Data Schedule
       4.4(f)           Fourth Amendment to Security and Credit Agreement,
                        dated as of November 12, 1997 executed by and between the Company and Norwest Business Credit, Inc.
       4.4(g)           Fifth Amendment to Security and Credit Agreement,
                        dated as of January 8, 1998 executed by and between the Company and Norwest Business Credit, Inc.
       4.4(h)           Sixth Amendment to Security and Credit Agreement,
                        dated as of April 16, 1998 executed by and between the Company and Norwest Business Credit, Inc.
       4.4(i)           NationsCredit Loan and Security Agreement dated as
                        of April 20, 1998 executed by and between the Company and NationsCredit Commercial Funding.

          (b)           Reports on Form 8-K
                        Report on Form 8-K filed on January 15, 1998
                        Report on Form 8-K/A filed on January 23, 1998



                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAGAR INDUSTRIES, INC.


Dated:  MAY 12, 1998                    By: /S/ MICHAEL L. HARTZMARK
        ------------                       --------------------------
                                           Michael L. Hartzmark
                                           President and CEO


Dated:  MAY 12, 1998                    By: /S/ ANTHONY BARRETT
        ------------                       -------------------------
                                           Anthony Barrett
                                           Vice President of Sales Operations
                                           (Principal Financial and Accounting
                                            Officer)