Form 10KSB40/A
period 1997-12-31
CRAGAR INDUSTRIES INC /DE
filed 1998-06-18
CIK 1024125

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-KSB/A



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

     Since its inception, the Company has not paid nor declared any dividends on its Common Stock, and the Company does not anticipate that it will do so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operations of the Company's business. In addition, the Company's existing credit facility with NationsCredit Commercial Funding Corp. ("NCFC") prohibits the payment of dividends by the Company without the lender's prior written consent.

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

     If the registration statement to be filed by Company is not declared effective by the Securities and Exchange Commission for any reason within 120 days after the date of issuance of the Series A Preferred Stock, then for each month after the expiration of such 120-day period that such registration statement has not been declared effective, the Series A Floating Price, as computed above, will be decreased by an additional 1%, provided, however, that in no event will the aggregate discount to the Series A Floating Price under (i) of the prior sentence and this sentence exceed 20%. As of June 17, 1998, the registration statement had not been filed with the Securities and Exchange Commission nor had it been declared effective. The Company intends to file a registration statement covering the shares of Common Stock underlying the Series A Preferred Stock as promptly as practicable after the filing of this Report on Form 10-KSB/A.


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


     In April 1995, the Company entered into a revolving credit facility ("Credit Facility") with Norwest Business Credit, Inc. ("Norwest"). As of April 1, 1998, the Credit Facility had a maximum commitment of $5.8 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility was due to expire on April 15, 1998 and was secured by the Company's accounts receivable, inventories, intangible assets, and property and equipment. Interest was due monthly at the prime rate plus 4.25%. Norwest agreed to temporarily extend the Credit Facility through April 30, 1998.

     As a result of Super Shops filing for Chapter 11 bankruptcy protection, the Company was unable to use the outstanding account receivable from Super Shops of approximately $3,523,028 in determining the amount the Company was able to borrow under the Credit Facility. As of December 31, 1997, the outstanding balance under the Credit Facility was approximately $5.52 million, and the Company was over-advanced on its borrowing base by approximately $763,000. The Company entered into an amendment to its Security and Credit Agreement with Norwest which allowed the over-advance subject to a pay down obligation requiring the Company to reduce the over-advance amount outstanding under the Credit Facility to zero by January 24, 1998. The Company met this requirement as of January 24, 1998. However, the Credit Facility required the maintenance of certain specified financial ratios, as well as other non-financial requirements. With the filing of reorganization by Super Shops, the Company was not able to comply with these requirements. The Company had discussions with Norwest and other third-party lenders in order to replace the Credit Facility, which was scheduled to expire on April 15, 1998, subject to extension until April 30, 1998.



     On April 20, 1998, the Company entered into a credit arrangement with NationsCredit Commercial Funding Corporation ("NCFC"), which replaced the Norwest Credit Facility. The terms of this credit arrangement provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate (the "NCFC Credit Facility"). The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The Company borrowed $4,857,683 under the NCFC Credit Facility to fully repay the outstanding amount under the Norwest Credit Facility, which left the Company with $1,367,467 of availability following the closing of the NCFC Credit Facility. The Company believes that the NCFC Credit Facility together with other sources of cash will be sufficient to meet the Company's working capital needs for at least the next twelve months. There can be no assurance, however, that the Company will not require additional funding in the event that cash flow from operations is less than anticipated or expenditures are greater than expected. If the Company requires additional financing, the Company may be forced to pursue other sources of working capital.



     At December 31, 1997, the Company had an accumulated deficit of $12,327,274. For the year ended December 31, 1997, the Company's operating activities used $3,990,522 of cash, which was primarily attributable to a $3.02 million increase in accounts receivable and an $800,000 reduction in accounts payable and accrued expenses. The Company's decrease in inventory in 1997 from the 1996 level provided approximately $1.91 million cash. The Company's financing activities provided approximately $3.60 million cash resulting primarily from borrowings on the line of credit and proceeds from the issuance of long-term debt and common stock; however, the Company was in violation of certain financial covenants as of December 31, 1997.

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


As a consequence of the bankruptcy of Super Shops, management was uncertain whether the anticipated cash flow from operations would be sufficient to meet the Company's anticipated operating and capital needs. As a result of the NCFC Credit Facility, however, management believes that the amounts available under that credit facility plus anticipated cash flow from operations will be sufficient to meet the Company's anticipated operating and capital needs for at least the next twelve months. There can be no assurance, however, that cash flow from operations will not be less than anticipated or that expenses will not be greater than expected, in which case the Company may be required to pursue other sources of working capital. Accordingly, the Company is negotiating with other financial institutions to secure additional sources of capital. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all.


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


DEPENDENCE ON EXTERNAL FINANCING


On April 20, 1998, the Company entered into a credit arrangement with NationsCredit Commercial Funding Corporation ("NCFC") the terms of which provide for a combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate (the"NCFC Credit Facility"). The NCFC credit facility is secured by substantially all of the Company's assets and has a term of four years. The Company used the proceeds of the NCFC Credit Facility to fully repay the existing credit facility with Norwest Business Credit, Inc., which was in default. Prior to the NCFC Credit Facility, the Company had experienced working capital deficiencies that adversely affected the Company's operations. As a result of the Company's ongoing capital requirements, the Company is substantially dependent on the NCFC Credit Facility for working capital.

Although the Company currently is in compliance with the terms and conditions of the NCFC Credit Facility, there can be no assurance that the Company will be able to continue to satisfy such terms and conditions in the future. In addition, if the Company's anticipated cash flow from operations is significantly lower than anticipated or its anticipated expenses are significantly greater than expected, there can be no assurance that the Company's cash flow from operations will be sufficient to meet its obligations under the NCFC Credit Facility or enable the Company to implement fully its business strategies. As a result, the Company may be required to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

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

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

The Common Stock and Warrants are listed on the Nasdaq Small Cap Market and the Boston Stock Exchange. The Company's capital and surplus and shareholders' equity have fallen below the minimums required by Nasdaq and the Boston Stock Exchange primarily as a result of the establishment of an allowance for bad debt arising from the bankruptcy of the Company's primary customer. With the $2.25 million proceeds from the private placement of Series A Convertible Preferred Stock, the Company exceeds the minimum requirements for continued listing on the Boston Stock Exchange, but will need to raise additional equity capital to exceed the minimum listing requirements for Nasdaq. Nasdaq has advised the Company that it intends to delist the Company's securities from the Nasdaq Small Cap Market for failure to meet the minimum net tangible assets requirement for continued listing. The Company has requested an oral hearing to appeal the decision by Nasdaq and intends to demonstrate to Nasdaq that it has adopted a plan to achieve and maintain compliance with the net tangible assets requirement on a timely basis. There can be no assurance, however, that Nasdaq will grant the Company's appeal or, if granted, that the Company in the future will meet the requirements for continued listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. In addition, if the Company fails to maintain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's securityholders to dispose of Common Stock and Warrants.

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

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" Preferred Stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter ended March 31, 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for $2.25 million in additional capital. Additional series of Preferred Stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of Preferred Stock in the future.

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

NO DIVIDENDS

The Company has never paid dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without the lender's consent.

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

ITEM 7.   FINANCIAL STATEMENTS



     The audited financial statements of the Company as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997 are located beginning at page F-1 of this Annual Report on Form 10-KSB/A.



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

EXHIBIT
NUMBER         DESCRIPTION

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996*

3.2            Amended and Restated Bylaws of the Registrant*

3.3            Form of Certificate of Designation***

4.1            Form of Certificate representing Common Stock*

4.2            Form of Warrant Agreement**

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

4.10           Form of Series A Convertible Preferred Stock Purchase
               Agreement***

4.11           Form of Warrant***

4.12 NationsCredit Loan and Security Agreement dated as of April 20, 1998 executed by and between the Company and NationsCredit Commercial Funding****

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

99 Form of Lock-Up Agreement, executed by and between the Registrant and certain of the Registrant's security-holders.*

(b)  REPORTS ON FORM 8-K.

          None.


* Incorporated by reference to the Company's Registration on Form SB-2 (No. 333-13415)

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (No. 1-12559)

*** Incorporated by reference to the Company's Current Report of Form 8-K, filed January 23, 1998 (no. 1-12559)

**** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998 (No. 1-12559)

                                      SIGNATURES



          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRAGAR INDUSTRIES, INC.


                                   By: /s/ Michael L. Hartzmark
                                      ------------------------------------------
                                             Michael L. Hartzmark
                                       President and Chief Executive
                                                    Officer
          Date:     June 17, 1998
                    --------------



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                      TITLE                             DATE
---------                      -----                             ----

/s/ Michael L. Hartzmark       President, Treasurer, Chief       June 17, 1998
------------------------       Executive Officer, and
Michael L. Hartzmark           Director (Principal Executive
                               Officer)

/s/ Michael R. Miller          Chief Operating Officer,          June 17, 1998
-----------------------        Secretary, and Director
 Michael R. Miller

/s/ Anthony W. Barrett         Vice President of Sales           June 17, 1998
------------------------       Operations (Principal
Anthony W. Barrett             Financial and Accounting
                               Officer)

/s/ Sidney Dworkin             Director                          June 17, 1998
------------------------
Sidney Dworkin

/s/ Donald McIntyre            Director                          June 17, 1998
------------------------
Donald McIntyre

/s/ Mark Schwartz              Director                          June 17, 1998
------------------------
Mark Schwartz

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



                                       /s/ KPMG Peat Marwick LLP



March 20, 1998, except for the second
paragraph of Note 19 which is as of
April 20, 1998.

                              CRAGAR INDUSTRIES, INC.

                                   Balance Sheet

                                 December 31, 1997





                                                                ASSETS
 Current assets:
     Cash and cash equivalents                                                                               $          16,322
     Accounts receivable, less allowance for doubtful accounts of $3,616,336                                         2,997,880
     Inventories, net                                                                                                4,653,480
     Prepaid expenses                                                                                                   11,153
                                                                                                              ----------------
          Total current assets                                                                                       7,678,835
                                                                                                              ----------------

Property and equipment, net                                                                                            972,753
Other assets, net                                                                                                      404,260
                                                                                                              ----------------
                                                                                                             $       9,055,848
                                                                                                              ----------------
                                                                                                              ----------------

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                                                        $       2,147,243
     Accrued expenses                                                                                                1,003,295
     Accrued interest                                                                                                  135,495
     Line of credit, current maturities                                                                              1,518,544
     Capital lease obligations, current maturities                                                                     108,123
                                                                                                              ----------------
          Total current liabilities                                                                                  4,912,700

Line of credit, excluding current maturities                                                                         4,000,000
Investor notes payable                                                                                                 600,000
                                                                                                              ----------------
          Total liabilities                                                                                          9,512,700
                                                                                                              ----------------

Stockholders' deficiency:
   Preferred stock, par value $.01; authorized 200,000 shares, no shares issued or
     outstanding                                                                                                            --
   Common stock, par value $.01; authorized 5,000,000 shares, 2,453,990 shares
     issued and outstanding at December 31, 1997                                                                        24,540
   Additional paid-in capital                                                                                       11,845,882
   Accumulated deficit                                                                                             (12,327,274)
                                                                                                              ----------------
          Total stockholders' deficiency                                                                              (456,852)

Commitments, contingencies and subsequent events
                                                                                                              ----------------
                                                                                                             $       9,055,848
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



(2)  LIQUIDITY

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a accumulated deficit from operations of $12,327,274 as of December 31, 1997, has generated substantial losses in each of the last three years, and has a stockholders' deficiency of $456,852 as of December 31, 1997. Super Shops, the Company's primary customer, filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California, resulting in a provision for estimated bad debt expense of $3,523,028 in 1997, equal to 100% of the outstanding accounts receivable from this customer. Additionally, the Company's operating line of credit expired in April 1998. The Company has also violated several covenants related to its line of credit and, accordingly, the Company is in technical default under its credit agreement. The Company's business plan calls for an increase in sales from new product lines, decrease in operating expenses, equity investment from a new investor and its stockholders, and refinance of its existing line of credit which management believes will be adequate to provide the Company with operating cash flow and to meet its current obligations. However, there is no certainty that the Company's other plans will be successfully carried out.



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
                                                           ------------
                                                           ------------

                               CRAGAR INDUSTRIES, INC.

(9)  LINE OF CREDIT

     The Company has a credit agreement with a finance company with a maximum amount of credit of $9,500,000 available to the Company, which was lowered to $5.8 million as of April 1, 1998, subject to certain restrictions with respect to the collateral borrowing base. The loan is collateralized under a security agreement, which includes accounts receivable, inventories, intangible assets, and property and equipment.
     The loan bears interest based upon the prime rate plus 2.25% (10.75% at December 31, 1997). The loan agreement expires and is due in full in April 1998 and contains no automatic renewal options. The balance outstanding on this facility at December 31, 1997 was $5,518,544. The Company is overdrawn by approximately $763,000 on the line of credit available as of December 31, 1997 and is in violation of certain financial covenants required under the credit agreement, including minimum requirements for adjusted net worth, net income and debt service coverage ratios. Accordingly, the Company is in technical default under its credit agreement. The Company paid this line of credit in full in April 1998
     (note 19).



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

                               CRAGAR INDUSTRIES, INC.

(17) CONCENTRATIONS OF RISK -- MAJOR CUSTOMERS

     The Company sold a substantial portion of its product to three customers in 1997 and in 1996. Sales amounts for 1997 and 1996 for these customers are as follows:



                                                        1997           1996
                                                     ----------     ----------
                                                     PERCENT OF     PERCENT OF
                                                        SALES          SALES
                                                     ----------     ----------
               Sales to major customers:
                 Super Shops                            27.5%         24.3%
                 Heafner Tire                            9.6          12.1
                 B&R Wholesale Tire                       --           8.4
                 Keystone Automotive                     6.2           4.6
                                                     ----------     ----------

                                                        43.3%          49.4%
                                                     ----------     ----------
                                                     ----------     ----------



     Gross accounts receivable from significant customers as of December 31, 1997 and 1996 follows:

                                                        1997           1996
                                                     ----------     ----------
                                                     PERCENT OF     PERCENT OF
                                                      ACCOUNTS       ACCOUNTS
                                                     RECEIVABLE     RECEIVABLE
                                                     ----------     ----------
               Accounts receivable from major
               customers:
                 Super Shops                            52.0%         40.1%
                 Heafner Tire                            2.3           3.9
                 Keystone Automotive                     3.9           8.7
                                                     ----------     ----------

                                                        58.2%         52.7%
                                                     ----------     ----------
                                                     ----------     ----------

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

     On January 23, 1998, the Company completed a private placement of 20,000 Series A Convertible Preferred Stock with proceeds received from the transaction totaling $2.25 million, including the conversion to preferred stock of $900,000 of investor notes payable.



     On April 20, 1998, the Company executed an $8.5 million revolving loan and credit agreement with a new financial institution. Interest payments are due monthly at the prime rate of interest plus 1.25%. The agreement expires on April 19, 2002 and is subject to borrowing limits based on eligible levels of inventory, accounts receivable, and other assets. Proceeds from this arrangement were used to pay in full the outstanding balance on the previous line of credit (note 9). A portion of the balance on the old facility as of December 31, 1997 has been reclassified long-term based on the terms of the new facility.