Form 10QSB
period 1998-06-30
CRAGAR INDUSTRIES INC /DE
filed 1998-08-14
CIK 1024125

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1998


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Number of shares of common stock, $.01 par value, outstanding as of June 30, 1998: 2,453,990.

     Transitional small business disclosure format. Yes [ ] No [X]

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CRAGAR INDUSTRIES, INC.
                          CONDENSED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997


ASSETS                                                                       June 30,           December 31,
                                                                               1998                 1997
                                                                          --------------       --------------
                                                                            (Unaudited)
Current Assets:

     Cash and cash equivalents                                            $     34,895         $     16,322
     Accounts receivable, less allowance for doubtful accounts of
         $3,713,519 as of 6/30/98 and $3,616,336 as of 12/31/97              3,672,922            2,997,880
     Inventories, net                                                        4,839,081            4,653,480
     Prepaid expenses                                                          190,918               11,153
                                                                          ------------         ------------
             Total current assets                                            8,737,816            7,678,835
                                                                          ------------         ------------

Property and equipment, net                                                    964,386              972,753
Other assets, net                                                              360,487              404,260
                                                                          ------------         ------------

                                                                          $ 10,062,689         $  9,055,848
                                                                          ------------         ------------
                                                                          ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                     $  2,047,609         $  2,147,243
     Accrued expenses                                                          858,195            1,003,295
     Accrued interest                                                           73,900              135,495
     Line of credit                                                          1,102,785            1,518,544
     Current installments of capital lease obligations                           6,407              108,123
     Current installments of long-term debt                                    250,400                    -
                                                                          ------------         ------------
             Total current liabilities                                       4,339,296            4,912,700

Line of credit                                                               4,000,000            4,000,000
Investor notes payable                                                               -              600,000
Long-term debt, less current installments                                      834,867                    -
                                                                          ------------         ------------
             Total liabilities                                               9,174,163            9,512,700
                                                                          ------------         ------------

Stockholders' equity:
     Preferred stock, par value $.01; authorized 200,000 shares,
          22,500  shares issued and outstanding                                    225                    -
     Additional paid-in capital  -  preferred                                2,052,291                    -
     Common stock, par value $.01; authorized 5,000,000 shares,
          2,453,990 shares issued and outstanding                               24,540               24,540
     Additional paid-in capital - common                                    12,097,115           11,845,882
     Accumulated deficit                                                   (13,285,645)         (12,327,274)
                                                                          ------------         ------------

             Total stockholders' equity (deficit)                              888,526             (456,852)
                                                                          ------------         ------------

                                                                          $ 10,062,689         $  9,055,848
                                                                          ------------         ------------
                                                                          ------------         ------------

See Notes to Condensed Financial Statements

                           CRAGAR INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ----------------------------      -----------------------------
                                                     1998             1997             1998             1997
                                                 -----------      -----------      -----------      ------------
Net sales                                        $ 3,613,535      $ 6,275,309      $ 6,728,732      $ 10,919,830
Cost of goods sold                                 2,946,759        5,036,555        5,434,226         8,899,651
                                                 -----------      -----------      -----------      ------------
     Gross profit                                    666,776        1,238,754        1,294,506         2,020,179

Selling, general & administrative expenses         1,032,265          981,624        1,858,696         1,811,703
Amortization of excess of fair value of
assets acquired over cost                                  -         (184,367)               -          (368,734)
                                                 -----------      -----------      -----------      ------------
     Income (loss)  from operations                 (365,489)         441,497         (564,190)          577,210

Non-operating (income) expenses, net
   Interest expense                                  159,269          142,323          331,477           253,044
   Other, net                                         51,162           25,440           30,855            41,844
                                                 -----------      -----------      -----------      ------------
     Total non-operating expenses                    210,431          167,763          362,332           294,888

     Income (loss)  before income taxes             (575,920)         273,734         (926,522)          282,322

Income taxes                                               -                -                -                 -
                                                 -----------      -----------      -----------      ------------

     Net earnings (loss)                         $  (575,920)     $   273,734      $  (926,522)     $    282,322
                                                 -----------      -----------      -----------      ------------
                                                 -----------      -----------      -----------      ------------

Basic earnings (loss) per share                  $     (0.25)     $      0.12      $     (0.40)     $       0.13
                                                 -----------      -----------      -----------      ------------
                                                 -----------      -----------      -----------      ------------

Weighted average shares outstanding - basic        2,453,990        2,210,305        2,453,990         2,210,305
                                                 -----------      -----------      -----------      ------------
                                                 -----------      -----------      -----------      ------------

Diluted earnings (loss) per share                $      (.25)     $      0.12      $     (0.40)     $       0.12
                                                 -----------      -----------      -----------      ------------
                                                 -----------      -----------      -----------      ------------

Weighed average shares outstanding - diluted       2,453,990        2,368,601        2,453,990         2,368,601
                                                 -----------      -----------      -----------      ------------
                                                 -----------      -----------      -----------      ------------

See Notes to Condensed Financial Statements

                          CRAGAR INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                            -----------------------------------
                                                                                 1998                1997
                                                                            ---------------     ---------------
Cash flows from operating activities:
     Net earnings (loss)                                                    $   (926,522)            282,322
     Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
         Provision for (write-off of) doubtful accounts                           97,183              (3,961)
         Reduction in provision for obsolete and slow-moving inventory                 -            (105,453)
         Depreciation and amortization of property and equipment                 145,572             154,487
         Amortization of other assets                                             30,833              67,694
         Amortization of excess fair value of assets acquired over cost                -            (368,734)
         Amortization of warrants issued with line of credit                      21,900                   -
         Increase (decrease) in cash resulting from changes in:
             Accounts receivable                                                (772,225)         (3,782,943)
             Inventories                                                        (185,601)            397,204
             Prepaid expenses                                                   (179,765)           (300,720)
             Other assets                                                         12,940              (7,500)
             Accounts payable and accrued expenses                              (244,734)            656,460
             Accrued interest                                                    (61,595)            (49,215)
                                                                             -----------         -----------
                 Net cash used in operating activities                        (2,062,014)         (3,080,358)
                                                                             -----------         -----------

Cash flows from investing activities:
     Purchases of property and equipment                                        (137,205)           (391,843)
                                                                             -----------         -----------
                 Net cash used in investing activities                          (137,205)           (391,843)
                                                                             -----------         -----------

Cash flows from financing activities:
     Proceeds from the sale of preferred stock                                 1,650,000                   -
     Proceeds from Norwest line of credit                                      4,576,073           2,626,110
     Repayment to Norwest line of credit                                     (10,094,617)                  -
     Proceeds from NCFC line of credit                                         7,517,063                   -
     Repayments to NCFC line of credit                                        (2,414,278)                  -
     Proceeds from long-term debt                                              1,127,000
     Repayments of long-term debt                                                (41,733)             (3,838)
     Repayments of capital lease obligations                                    (101,716)            (33,123)
                                                                             -----------         -----------
                 Net cash provided by financing activities                     2,217,792           2,589,149
                                                                             -----------         -----------

                 Net increase (decrease) in cash and cash equivalents             18,573            (863,049)

Cash and cash equivalents at beginning of period                                  16,322             843,049
                                                                             -----------         -----------

Cash and cash equivalents at end of period                                  $     34,895                   -
                                                                             -----------         -----------
                                                                             -----------         -----------

Non-Cash Financing Activity:
     Conversion of investor notes payable to preferred stock                $    600,000                   -
                                                                             -----------         -----------
                                                                             -----------         -----------

See Notes to Condensed Financial Statements

                            CRAGAR INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)

1.   Summary of Significant Accounting Policies Basis of Presentation:

     The interim financial data as of and for the three months and six months ended June 30, 1998, and 1997 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

     The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.   Inventories
     Inventories consist of the following:

                                                             June 30, 1998  December 31, 1997
                                                             -------------  -----------------
                                                              (Unaudited)
        Raw materials                                          $2,707,819       $3,041,710
        Work in process                                           231,743          197,074
        Finished Goods                                          2,426,740        2,123,694
                                                               ----------       ----------
                                                                5,366,302        5,362,478
        Less allowance for obsolete and slow-moving inventory     527,221          708,998
                                                               ----------       ----------
        Inventories, net                                       $4,839,081       $4,653,480
                                                               ----------       ----------
                                                               ----------       ----------

3.   Basic and Diluted Earnings (Loss) per Share

     Basic and Diluted Earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.   Other Related Reserves and Allowances

                                         June 30, 1998  December 31, 1997
                                         -------------  -----------------
                                           Unaudited
                                           ---------
         Stock adjustments and returns     $ 24,341        $109,179
         Rebates reserve                     64,160          39,646
         Warranty reserve                   419,095         348,613
         Other reserves                      11,809          35,500

5.   Preferred Stock and Warrants

     During January 1998, the Company issued 22,500 shares of preferred stock for $1,650,000 cash and the conversion of $600,000 of investor notes payable. The Company also granted 333,333 warrants valued at $229,333 to purchase shares of common stock in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of common stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $600,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of common stock at an exercise price of $3.00 per share. The principal amount of the loans were subsequently converted into 60,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who pledged assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. See "Factors That May Affect Future Results and Financial Condition - Dependence on External Financing. On May 15, 1998, the Company granted option to Directors Sidney Dworkin, Donald McIntrye and Mark Schwartz were each granted options to purchase 2,000 shares at $5.25 per share. During the second quarter ended June 30, 1998, no warrants to purchase shares of Common Stock were exercised. Dividends in arrears for outstanding preferred stock at June 30, 1998 totaled $56,875.

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

INTRODUCTION

     CRAGAR (the Company) designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

     The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and was amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997). As of the year ended December 31, 1997, the balance of the excess of fair value of assets acquired over cost was zero.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three month and six month periods ended June 30, 1998 and June 30, 1997:

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              1998        1997                  1998        1997
                                              ----        ----                  ----        ----
     Net sales                               100.0%      100.0%                100.0%      100.0%
     Cost of goods sold                       81.5        80.3                  80.8        81.5
                                             -----       -----                 -----       -----
     Gross profit                             18.5        19.7                  19.2        18.5
     SG&A                                     28.6        15.6                  27.6        16.6
     Amortization of negative goodwill         -          (2.9)                  -          (3.4)
                                             -----       -----                 -----       -----
     Income (loss) from operations           (10.1)        7.0                  (8.4)        5.3
     Non-operating expense, net                5.8         2.7                   5.4         2.7
     Income taxes                              -           -                     -           -
                                             -----       -----                 -----       -----
     Net earnings (loss)                     (15.9)        4.3                 (13.8)        2.6

COMPARISON OF QUARTER ENDED JUNE 30, 1998 AND QUARTER ENDED JUNE 30, 1997

     Net sales consist of gross sales less discounts, returns and allowances. Net sales for the quarter ended June 30, 1998 were $3,613,535 compared to $6,275,309 during the quarter ended June 30, 1997, representing a 42.4% decrease in sales. The decrease was primarily attributable to the discontinuance of shipments to the Company's former primary customer, Super Shops, Inc. ("Super Shops"), which filed for bankruptcy on September 19, 1997 and is currently being liquidated. Discounts, returns and allowances decreased by 40.4% between the quarter ended June 30, 1998 and the quarter ended June 30, 1997. The decrease in discounts, returns and allowances was attributable to seasonal trends, modifications in customer agreements and lower sales levels for the period ended June 30, 1998.

     Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended June 30, 1998 was $666,776 compared to $1,238,754 for the quarter ended June 30, 1997. As a percentage of net sales, gross profit decreased in the second quarter of 1998 compared to the second quarter of 1997, from 19.7% to 18.5%. The decrease in gross profit from the second quarter of 1997 to the second quarter of 1998 was attributable to loss of sales to Super Shops, the Company's former primary customer. Cost reduction efforts including the reduction of production personnel and outsourcing of selected manufacturing processes positively affected gross profit in the second quarter of 1998. However, the Company also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the second quarter ended June 30, 1998 were $1,032,265 compared to $981,624 for the quarter ended June 30, 1997. This increase of 5.2% was due in part to increased legal, marketing and bad debt expenses which were partially offset by the Company's focus on reducing expenses, primarily in labor.

     Non-operating expenses, net, for the second quarter of 1998 were $210,431 compared to $167,763 for the second quarter of 1997. The increase of $42,668 is primarily attributable to origination and closing fees associated with the NCFC Credit Facility (as defined herein). See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     Because of its carry-forward losses from previous years, the Company had no income tax provision in the second quarter of 1998 or 1997.

     Net loss for the second quarter ended June 30, 1998 was $575,920 compared to net earnings of $273,734 for the second quarter ended June 30, 1997. Basic loss per share for the second quarter ended June 30, 1998 was $.25 compared to basic earnings per share of $.12 for the second quarter ended June 30, 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

     Net sales decreased 38.4% from $10,919,830 in the six month period ended June 30, 1997 to $6,728,732 for the six month period ended June 30, 1998. The decrease was primarily attributable to the lack of shipments to the Company's former primary customer, Super Shops, which filed for bankruptcy on September 19, 1997 and is currently being liquidated.

     Gross profit improved from 18.5% for the six month period ended June 30, 1997 to 19.2% for the six month period ended June 30, 1998. Product mix changes and the introduction of several new wheel styles at higher margins contributed to the gross margin improvement. Cost reduction efforts positively effected gross profit in the first six months of 1998 as programs started to be fully implemented.

     SG&A expenses for the six months ended June 30, 1998 increased 2.6% from $1,811,703 to $1,858,696 over the six months ended June 30, 1997. This increase was due in part to increased legal, marketing and bad debt expenses which were partially offset by the Company's focus on reducing expenses, primarily in labor.

     Interest expense increased by $78,433 or 31.0% as outstanding loan amounts have increased by $669,508 for the six months ended June 30, 1998 as compared to the same period for 1997.

     Net loss for the six months ended June 30, 1998 was $926,522 compared to net earnings of $282,322 for the six months ended June 30, 1997. Basic loss per share for the six months ended June 30, 1998 was $.40 compared to basic earnings per share of $.13 for the six months ended June 30, 1997. Diluted earnings per share was $.12 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1998, the Company raised $2,250,000 ($1,650,000 in cash and conversion of $600,000 in investor notes payable) from a private placement of 22,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), which included the issuance of warrants to purchase 333,333 shares of the Company's common stock at $8.75 per share. Dividends in arrears for outstanding preferred stock at June 30, 1998 totaled $56,875.

     On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The Company was able to fully repay its prior credit facility from the proceeds of the NCFC Credit Facility. As of June 30, 1998, the outstanding balance under the NCFC Credit Facility was $5,102,785, and the Company had excess availability of $651,259. The NCFC Credit Facility contains no financial performance covenants and requires prior approval of any declarations of dividend payments.

     At June 30, 1998, the Company had an accumulated deficit of $13,285,645. For the quarter ended June 30, 1998, the Company's operating activities used $2,062,014 of cash, which was primarily attributable to the net loss and increases in accounts receivable and inventories, accounts payable and accrued expenses. The Company's increase in inventory at June 30, 1998 from the year ended December 31, 1997 level used approximately $280,000 in cash. The Company's financing activities included the sale of preferred stock and conversion of debt to preferred stock for a total of $2,250,000, of which $1,480,000 was used to reduce the amount owed under the Norwest Credit Facility and pay down long-term debt, resulting in net cash provided from financing activities of approximately $2,200,000.

     As an ongoing consequence of the bankruptcy of Super Shops, formerly the Company's principal customer, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated growth plans and capital needs. Therefore, the Company also is currently negotiating with other financial institutions to secure additional equity or subordinated debt. There can be no assurance that the Company's cash flow will be sufficient to finance its growth plans and capital needs as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which became effective for the Company on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no material impact on the Company.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which became effective for the Company on January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 had no material impact on the Company.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which became effective for the Company January 1, 1998. SFAS No. 132 revises and standardizes, to the extent practicable, employers' disclosures about pension and other postretirement benefits, requiring additional information on changes in benefit obligations and changes in fair value of investments to facilitate in financial analysis. The adoption of SFAS No. 132 had no material impact on the Company.

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

RISK ASSOCIATED WITH BANKRUPTCY OF PRINCIPAL CUSTOMER

     On September 19, 1997, formerly the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. On June 30, 1998, the accounts receivable owed to the Company by Super Shops totaled $3,523,028, all of which has been reserved. The Company will continue to review various alternatives with respect to this matter. Since the date of filing for reorganization, Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the accounts receivable from Super Shops. Furthermore, if the Company should be able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. As a result of Super Shops ceasing operations, the Company also has lost its largest customer, which resulted in decreased revenues during the first six months of 1998. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company's results of operations and financial conditions.

HISTORY OF PREVIOUS LOSSES

     The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the six months ended June 30, 1998, the Company incurred a net loss of $926,522. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1997 declined to $16,545,159 from $18,625,497 for the year ended December 31, 1996. Net sales for the six months months ended June 30, 1998 declined to $6,728,732 from $10,919,830 for the same period in 1997. As of June 30, 1998, the Company had accumulated deficit of $13,285,645 and total stockholders' equity of $888,526.

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

     The Common Stock and Warrants are listed on the Nasdaq Small Cap Market and the Boston Stock Exchange. The Company's net tangible assets, however, have fallen below the minimum required by Nasdaq primarily as a result of the establishment of an allowance for bad debt arising from the bankruptcy of Super Shops. As of June 30, 1998, the Company's net tangible assets were $888,526, which fell short of the minimum required to maintain listing on Nasdaq by approximately $1,111,474, although the Company currently meets the minimum listing requirements for the Boston Stock Exchange. As a result of the Company's failure to maintain minimum net tangible assets of at least $2,000,000, Nasdaq notified the Company of its decision to delist the Company's shares of Common Stock and related Warrants from the Nasdaq SmallCap Market. The Company appealed Nasdaq's decision and attempted to demonstrate its ability to meet and sustain compliance with all applicable maintenance criteria at a hearing held on July 24, 1998. As of the date of this report, no decision regarding the appeal had been communicated to the Company. If the Company's appeal is denied, the Company's Common Stock and related Warrants will be delisted from the Nasdaq SmallCap Market. Even if the appeal is granted, the Company will be required to raise additional capital of at least $1,111,474 by August 30, 1998 to avoid delisting of the Common Stock or Warrants. There can be no assurance that the Company's appeal will be successful or that the Company will be able to achieve and maintain compliance with the requirements for continued listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants.
In addition, if the Company fails to maintain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's security holders to dispose of Common Stock and Warrants.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $800,000 that was pledged to NCFC by three private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares on an annual basis as long as the pledge remains outstanding, which warrants are exercisable at an exercise price equal to the price of the Company's Common Stock on the date of grant. Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations will be sufficient to fund the Company's working capital requirements into 1999, there can be no assurance that the Company's cash flow from operations, together with amounts currently available under the NCFC Credit Facility, will be sufficient to implement fully its business strategics especially in the event that the Company is required to refinance or replace the NCFC Credit Facility. As a result, the Company may be required to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

     A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 54.6% of the Company's gross sales for the first six months of 1998. The top three customers accounted for 22.3% of gross sales. For the six months ended June 30, 1998, J. H. Heafner Company, Inc. accounted for 10.3% of gross sales, PDK accounted for 6.3% of gross sales and Reliable Automotive Company, Inc. accounted for 5.7% of gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops accounting for 27.5%, J. H. Heafner Company, Inc.
9.6%, and Keystone Automotive 6.2%.

     On June 30, 1998, the Company engaged Trenwith Securities, Inc. to, among other responsibilities, raise additional capital for the Company. In addition, the Company has been discussing various alternatives with other private investors. There can to no assurance that suitable financing can be arranged in the time period or the amount required.

The Company's former primary customer, Super Shops, filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California. Super Shops subsequently ceased operations and start a liquidation plan. The Company does not have any long-term contractual relationships with any of its major customers. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company.

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

GENERAL ECONOMIC FACTORS

     The Company's business is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing the Company's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While the Company believes that current economic conditions favor stability in the markets it serves, various factors, including those listed above, could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect the Company's business in the future or prevent the Company from successfully implementing its business strategies.

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

     The Company has commenced a study of its computer systems in order to assess its exposure to Year 2000 issues. The Company expects to make necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond, or to migrate its operations to systems that are Year 2000 complaint. The Company believes the cost to modify its existing systems, or migrate to other systems will not be material. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized, or modification of its existing systems, which costs would be expensed as incurred. There can be no assurance that the Company will be able to completely resolve all Year 2000 issues in a timely fashion or that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

DEPENDENCE ON THIRD PARTY SUPPLIERS

     The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to selectively outsource the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

     On June 30, 1998, the Company engaged Trenwith Securities Inc. to assist the Company in identifying, negotiating, closing and funding possible acquisitions. The Company is considering acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more acquisitions, there can be no assurance that the Company will be able to integrate successfully the acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

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

REGULATORY COMPLIANCE

     The Company is subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it is currently in material compliance with such regulations. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its production processes, cessation of operations, or other actions which could have a material adverse effect on the Company. In the ordinary course of its business, the Company uses metals, oils, and similar materials, which are stored on site. The waste created by use of these materials is transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

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

CONTROL BY EXISTING STOCKHOLDERS

     The directors, officers, and principal stockholders of the Company beneficially own approximately 23.3% (assuming conversion of all preferred stock, and exercise of all warrants and options) of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

     The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A preferred stock for $2,250,000 in additional capital, which, as the date of this report, could be converted into approximately 588,000 shares of Common Stock at the option of the holders of the Series A Preferred Stock.. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of Preferred Stock in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 14.21% of the Company's Common Stock (assuming exercise of all warrants and options). The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

LIMITED LIABILITY OF DIRECTORS

     The Company's Certificate of Incorporation provides, with certain exceptions, that the Company's directors will not be personally liable for monetary damages for breach of the directors' fiduciary duty of care to the Company or its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available under Delaware law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or state or federal environmental laws.

NO CASH DIVIDENDS

     The Company has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. The Company will be paying dividends on its Series A Preferred Stock, however, it anticipates those dividends will be paid in kind with additional shares of Common or Preferred Stock. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without NationsCredit Commercial Funding's consent.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental to the conduct of its business. In addition, the Company is involved with the legal proceedings associated with the filing of Chapter 11 bankruptcy protection of Super Shops, formerly the Company's primary customer. On September 19, 1997, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As an unsecured creditor, there is no assurance that the Company will recover any of the accounts receivable from Super Shops. Otherwise, there are currently no material pending proceedings to which the Company is a party or to which any of its property is subject. The Company currently maintains product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company.

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     None. See ITEM 2. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit No.   Description
          -----------   -----------
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

          4.4(i)        NationsCredit Loan and Security Agreement dated as of April
                        20, 1998 executed by and between the Company and
                        NationsCredit Commercial Funding.

          11            Schedule of Computation of Earnings per Share

          22            Published Report regarding matters submitted to vote.

          27.1          1998 Financial Data Schedule

          27.2          1997 Financial Data Schedule

          (b)           Reports on Form 8-K
                        Report on Form 8-K filed on January 15, 1998
                        Report on Form 8-K/A filed on January 23, 1998


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company, was held on May 15, 1997. The shareholders elected the following persons to serve for one-year
terms as directors of the Company (with    votes cast for, against, or
withheld):


                                     Votes For     Votes Against     Votes Withheld
                                     ---------     -------------     --------------
Election of Directors
      Michael L. Hartzmark           2,051,523           0               1,000
      Sidney Dworkin                 2,051,523           0               1,000
      Mark Schwartz                  2,051,523           0               1,000
      Donald E. McIntyre             2,051,523           0               1,000

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CRAGAR INDUSTRIES, INC.


Dated:  August 13, 1998             By: /s/Michael L. Hartzmark
       -----------------               ------------------------
                                    Michael L. Hartzmark
                                    President and CEO

Dated:  August 13, 1998             By: /s/Anthony Barrett
       -----------------               -------------------
                                    Anthony Barrett
                                    Vice President of Sales Operations
                                    (Principal Financial and Accounting Officer)