Form 10QSB/A
period 1998-03-31
CRAGAR INDUSTRIES INC /DE
filed 1998-08-26
CIK 1024125

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A


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
                                 BALANCE SHEETS
                       MARCH 31, 1998 AND DECEMBER 31, 1997




                  ASSETS                                          March 31,    December 31,
                                                                    1998          1997
                                                                ------------   ------------
                                                                 (Unaudited)

Current Assets:

  Cash and cash equivalents                                       $     -         $   016,322
  Accounts receivable, less allowance for doubtful accounts
    of $3,652,819 as of 3/31/98 and $3,616,336 as of 12/31/97       3,598,160       2,997,880
  Inventories, net                                                  5,013,365       4,653,480
  Prepaid expenses                                                    100,045          11,153
                                                                  ------------   ------------
    Total current assets                                            8,711,570       7,678,835
                                                                  ------------   ------------
Property and equipment, net                                           960,603         972,753
Other assets, net                                                     391,320         404,260
                                                                  ------------   ------------
                                                                  $10,063,493     $ 9,055,848
                                                                  ------------   ------------
                                                                  ------------   ------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

  Bank Overdraft                                                  $    9,033      $     -
  Accounts payable                                                 2,751,006        2,147,243
  Accrued expenses                                                 1,025,328        1,003,295
  Accrued interest                                                    83,260          135,495
  Line of credit                                                     737,172        1,518,544
  Capital lease obligations, current installments                     15,148          108,123
                                                                  ------------    ------------
    Total current liabilities                                      4,620,947        4,912,700
                                                                  ------------    ------------
Line of credit                                                     4,000,000        4,000,000
Investor Notes Payable                                                 -              600,000
                                                                  ------------    ------------
  Total liabilities                                                8,620,947        9,512,700
                                                                  ------------    ------------

Stockholders' equity:
  Preferred stock, par value $.01; authorized 200,000 shares,
    22,500 shares issued and outstanding                                 225           -
  Additional paid-in capital - preferred                           2,033,181           -
  Common stock, par value $.01; authorized 5,000,000 shares,
    2,453,990 shares issued and outstanding                           24,540           24,540
  Additional paid-in capital - common                             12,075,215       11,845,882
  Accumulated deficit                                            (12,690,615)     (12,327,274)
                                                                 -------------    ------------
    Total stockholders' equity (deficit)                           1,442,546         (456,852)
                                                                 -------------    ------------
                                                                 $10,063,493      $ 9,055,848
                                                                 -------------    ------------
                                                                 -------------    ------------

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



3.   Basic and Diluted Earnings (loss) per Share

     Basic and Diluted Earnings (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

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

     On April 22, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The Company was able to fully repay the Norwest Credit Facility from the proceeds of NCFC Credit Facility. As of April 22, 1998 the outstanding balance under the NCFC Credit Facility was $4,857,683, and the Company had excess availability of $1,367,467. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of dividend payments. $4,000,000 of the balance of the Norwest Credit Facility as of March 31, 1998 and December 31, 1997 has been reclassified long-term based on the terms of the NCFC Credit Facility.

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

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      EXHIBIT NO.       DESCRIPTION
      -----------       -----------
          11            Schedule of Computation of Earnings per Share*
        27.1            Financial Data Schedule*
        27.2            Financial Data Schedule*
       4.4(f)           Fourth Amendment to Security and Credit Agreement,
                        dated as of November 12, 1997 executed by and between the Company and Norwest Business Credit, Inc.*
       4.4(g)           Fifth Amendment to Security and Credit Agreement,
                        dated as of January 8, 1998 executed by and between the Company and Norwest Business Credit, Inc.*
       4.4(h)           Sixth Amendment to Security and Credit Agreement,
                        dated as of April 16, 1998 executed by and between the Company and Norwest Business Credit, Inc.*
       4.4(i)           NationsCredit Loan and Security Agreement dated as
                        of April 20, 1998 executed by and between the Company and NationsCredit Commercial Funding.*

          (b)           Reports on Form 8-K
                        Report on Form 8-K filed on January 15, 1998
                        Report on Form 8-K/A filed on January 23, 1998

-----------------
* Previously filed

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRAGAR INDUSTRIES, INC.


Dated:  AUGUST 26, 1998                 By: /S/ MICHAEL L. HARTZMARK
        ---------------                    --------------------------
                                           Michael L. Hartzmark
                                           President and CEO


Dated:  AUGUST 26, 1998                 By: /S/ ANTHONY BARRETT
        ---------------                    -------------------------
                                           Anthony Barrett
                                           Vice President of Sales Operations
                                           (Principal Financial and Accounting
                                            Officer)