Form 10QSB
period 1998-09-30
CRAGAR INDUSTRIES INC /DE
filed 1998-11-16
CIK 1024125

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended September 30, 1998


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Number of shares of common stock, $.01 par value, outstanding as of September 30, 1998: 2,453,990.

     Transitional small business disclosure format. Yes [ ] No [X]

                               CRAGAR INDUSTRIES, INC.
                               CONDENSED BALANCE SHEETS
                       SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                                    September 30,
                                                                        1998       December 31,
                                                                     (Unaudited)      1997
                                                                    -------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                        $    264,953   $     16,322
   Accounts receivable, less allowance for doubtful accounts of
      $3,858,113 as of 9/30/98 and $3,616,336 as of 12/31/97           3,170,485      2,997,880
   Inventories, net                                                    4,773,130      4,653,480
   Prepaid expenses                                                      143,399         11,153
                                                                    -------------  ------------
      Total current assets                                             8,351,967      7,678,835

Property and equipment, net                                              796,350        972,753
Other assets, net                                                        329,653        404,260
                                                                    -------------  ------------
Total Assets                                                        $  9,477,970   $  9,055,848
                                                                    -------------  ------------
                                                                    -------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $  2,461,552   $  2,147,243
   Accrued expenses                                                    1,013,612      1,003,295
   Accrued interest                                                       69,704        135,495
   Line of credit                                                      2,141,497      1,518,544
   Current installments of capital lease obligations                       2,497        108,123
   Current installments of long-term debt                                250,400            -
                                                                    -------------  ------------
      Total current liabilities                                        5,939,262      4,912,700

Line of credit                                                         3,227,733      4,000,000
Investor notes payable                                                         -        600,000
Long tern debt. less current installments                                772,267            -
                                                                    -------------  ------------
      Total liabilities                                                9,939,262      9,512,700
                                                                    -------------  ------------
                                                                    -------------  ------------

Stockholders' Deficit
   Preferred stock, par value $.01; authorized 200,000 shares,
      22,500 shares issued and outstanding                                   225            -
   Additional paid-in capital - preferred                              2,071,399            -
   Common stock, par value $.01; authorized 5,000,000 shares
      2,453,990 shares issued and outstanding                             24,540         24,540
   Additional paid-in capital - common                                12,097,115     11,845,882
   Accumulated deficit                                               (14,654,571)   (12,327,274)
                                                                    -------------  ------------
      Total stockholders' deficit                                       (461,292)      (456,852)
                                                                    -------------  ------------
Total Liabilities and Stockholders' Deficit                         $  9,477,970   $  9,055,848
                                                                    -------------  ------------
                                                                    -------------  ------------


               See accompanying notes to condensed financial statements

                               CRAGAR INDUSTRIES, INC.
                          CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                     (UNAUDITED)

                                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                                               -------------------------------   -----------------------------
                                                                   1998              1997            1998             1997
                                                               ------------      ------------    ------------     ------------
Net sales                                                      $  2,981,267      $  2,850,898    $  9,709,999     $ 13,770,728
Cost of goods sold                                                2,740,636         2,716,798       8,174,862       11,616,449
                                                               ------------      ------------    ------------     ------------
      Gross profit                                                  240,631           134,100       1,535,137        2,154,279
Selling, general & administrative expenses                        1,381,903         4,359,261       3,240,599        6,170,964
Amortization of excess of fair value of assets acquired
   over cost                                                           -             (184,367)           -            (553,101)
                                                               ------------      ------------    ------------     ------------
      Loss from operations                                       (1,141,272)       (4,040,794)     (1,705,462)      (3,463,584)
                                                               ------------      ------------    ------------     ------------
Non-operating expenses, net
   Interest expense                                                 163,826           174,516         495,303          406,681
   Other, net                                                        44,717            29,255          75,572           91,978
                                                               ------------      ------------    ------------     ------------
      Total non-operating expenses                                  208,543           203,771         570,875          498,659
                                                               ------------      ------------    ------------     ------------
      Loss before income taxes                                   (1,349,815)       (4,244,565)     (2,276,337)      (3,962,243)

Income taxes                                                           -                 -               -                -
                                                               ------------      ------------    ------------     ------------
      Net loss                                                 $ (1,349,815)     $ (4,244,565)   $ (2,276,337)    $ (3,962,243)
                                                               ------------      ------------    ------------     ------------
                                                               ------------      ------------    ------------     ------------
Basic loss per share                                           $      (0.57)     $      (1.82)   $      (0.97)    $      (1.73)
                                                               ------------      ------------    ------------     ------------
                                                               ------------      ------------    ------------     ------------
Weighted average shares outstanding - basic                       2,453,990         2,327,001       2,453,990        2,296,707
                                                               ------------      ------------    ------------     ------------
                                                               ------------      ------------    ------------     ------------
Diluted loss per share                                         $      (0.57)     $      (1.82)   $      (0.97)    $      (1.73)
                                                               ------------      ------------    ------------     ------------
                                                               ------------      ------------    ------------     ------------
Weighted average shares outstanding - diluted                     2,453,990         2,327,001       2,453,990        2,296,707
                                                               ------------      ------------    ------------     ------------
                                                               ------------      ------------    ------------     ------------

               See accompanying notes to condensed financial statements

                               CRAGAR INDUSTRIES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                     (UNAUDITED)


                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                      1998              1997
                                                                                                 ------------      ------------
Cash flows from operating activities:
   Net loss                                                                                      $ (2,276,337)     $ (3,962,243)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for doubtful accounts                                                                 241,777         3,548,410
      Provision for obsolete and slow-moving inventory                                                 24,799          (294,214)
      Depreciation and amortization of property and equipment                                         219,871           218,036
      Amortization of other assets                                                                     61,667           104,041
      Amortization of excess fair value of assets acquired over cost                                     -             (553,101)
      Amortization of warrants issued with line of credit                                              21,900
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                                         (414,382)       (2,595,765)
         Inventories                                                                                 (144,449)          761,998
         Prepaid expenses                                                                            (132,245)         (260,593)
         Other assets                                                                                  12,940           (15,000)
         Accounts payable and accrued expenses                                                        324,626          (264,417)
         Accrued interest                                                                             (65,791)          (45,995)
                                                                                                 ------------      ------------
            Net cash used in operating activities                                                  (2,125,624)       (3,358,843)
                                                                                                 ------------      ------------
Cash flows from investing activities:
   Purchases of property and equipment                                                                (43,468)         (577,644)
                                                                                                 ------------      ------------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                                                            1,650,000              -
   Proceeds from Norwest line of credit                                                             4,576,073         2,794,778
   Repayment of Norwest line of credit                                                            (10,094,617)             -
   Proceeds from NCFC line of credit                                                               10,817,063              -
   Repayments of NCFC line of credit                                                               (5,447,837)             -
   Proceeds from issuance of long-term debt                                                         1,127,000              -
   Repayments of long-term debt                                                                      (104,333)           (5,875)
   Repayments of capital lease obligations                                                           (105,626)          (50,781)
   Issuance of warrants                                                                                     -           417,706
                                                                                                 ------------      ------------
            Net cash provided from financing activities                                             2,417,723         3,155,828
                                                                                                 ------------      ------------
            Net increase (decrease) in cash and cash equivalents                                      248,631          (780,659)

Cash and cash equivalents at beginning of period                                                       16,322           863,049
                                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                                       $    264,953      $     82,390
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------
                                                                                                 $       -
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                        $    561,094      $    392,676
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------
Non-cash financing activity:
   Conversion of investor notes payable to preferred stock                                       $    600,000      $       -
                                                                                                 ------------      ------------
                                                                                                 ------------      ------------

               See accompanying notes to condensed financial statements

                              CRAGAR INDUSTRIES, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (Unaudited)

1.   Summary of Significant Accounting Policies and Practices
     Basis of Presentation:

     The interim financial data of Cragar Industries, Inc. (the Company) as of and for the three months and nine months ended September 30, 1998 and 1997 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

     The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements appearing in the Company's Form 10-KSB/A.

2.   Inventories
     Inventories consist of the following:


                                                                   September 30, 1998  December 31, 1997
                                                                   ------------------  -----------------
                                                                       (Unaudited)
          Raw materials                                               $  2,609,380        $  3,041,710
          Work in process                                                  361,630             197,074
          Finished Goods                                                 2,535,917           2,123,694
                                                                   ------------------  -----------------
                                                                         5,506,927           5,362,478
          Less allowance for obsolete and slow-moving inventory            733,797             708,998
                                                                   ------------------  -----------------
          Inventories, net                                            $  4,773,130        $  4,653,480
                                                                   ------------------  -----------------
                                                                   ------------------  -----------------

3.   Basic and Diluted Loss per Share

          Basic and diluted loss per share amounts are based on the weighted average number of common shares outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.   Other Related Reserves and Allowances


                                                                   September 30, 1998  December 31, 1997
                                                                   ------------------  -----------------
                                                                      (Unaudited)
          Stock adjustments and returns                               $     38,292        $    109,179
          Rebates reserve                                                    3,062              39,646
          Warranty reserve                                                 456,717             348,613
          Other reserves                                                    27,150              35,500


5.   Preferred Stock and Warrants

     During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,650,000 cash and the conversion of $600,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of Common Stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of Common Stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $600,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of Common Stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 60,000 shares of Series A
     Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who pledged assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's Common Stock on the date of grant. On May 15, 1998, the Company granted options to each of Sidney Dworkin, Donald McIntrye and Mark Schwartz,
     Directors of the Company, to purchase 2,000 shares of Common Stock at $5.25 per share. During the third quarter ended September 30, 1998, no warrants to purchase shares of Common Stock were exercised. Dividends in arrears for outstanding Preferred Stock at September 30, 1998 totaled $96,250, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect
     Future Results and Financial Condition -Dependence on External
     Financing."

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

INTRODUCTION

     Cragar Industries, Inc. (the "Company") designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. The Company sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

     The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and was amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997). As of December 31, 1997, the balance of the excess of fair value of assets acquired over cost was zero.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three month and nine month periods ended September 30, 1998 and September 30, 1997:


                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                          1998         1997          1998          1997
                                                         -----        -----          -----        -----
     Net sales                                           100.0 %      100.0 %        100.0 %      100.0 %
     Cost of goods sold                                   91.9         95.3           84.2         84.4
                                                         -----        -----          -----        -----
     Gross profit                                          8.1          4.7           15.8         15.6
     SG&A                                                 46.4        152.9           33.4         44.8
     Amortization of negative goodwill                     -           (6.5)           -           (4.0)
                                                         -----        -----          -----        -----
     Loss from operations                                (38.3)      (141.7)         (17.6)       (25.2)
     Non-operating expense, net                            7.0          7.1            5.8          3.6
     Income taxes                                          -            -              -            -
                                                         -----        -----          -----        -----
     Net loss                                            (45.3)%     (148.8)%        (23.4)%      (28.8)%
                                                         -----        -----          -----        -----
                                                         -----        -----          -----        -----

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1998 AND QUARTER ENDED SEPTEMBER 30, 1997

     Net sales consist of gross sales less discounts, returns and allowances. Net sales for the quarter ended September 30, 1998 were $2,981,267 compared to $2,850,898 during the quarter ended September 30, 1997, representing a 4.6% increase in sales. The increase was primarily attributable to developing new customers and strengthening existing customer relations. Discounts, returns and allowances decreased by 53.6% from the comparable quarter ended September 30, 1997. The decrease in discounts, returns and allowances was attributable to seasonal trends, modifications in customer agreements and better quality control for the quarter ended September 30, 1998.

     Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended September 30, 1998 was $240,631 compared to $134,100 for the quarter ended September 30, 1997. As a percentage of net sales, gross profit increased in the third quarter of 1998 compared to the third quarter of 1997, from 4.7% to 8.1%. The increase in gross profit from the third quarter of 1997 to the third quarter of 1998 was attributable to continued focus on decreasing manufacturing costs, a change in the established product mix, higher average prices on certain products and higher margins realized on an increased percentage of sales to retail customers. The Company expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. SG&A expenses for the third quarter ended September 30, 1998 were $1,381,903 compared to $4,359,261 for the quarter ended September 30, 1997. This decrease of 68.3% was primarily due to the Company taking an allowance, in the quarter ended September 30, 1997, of $3,258,115 established for bad debt related to the account receivable from the Company's former primary customer, Super Shops, Inc., which filed for Chapter 11 bankruptcy protection on September 19, 1997. Excluding the allowance for bad debt, SG&A was $1,101,146 for the third quarter ended September 30, 1997. Excluding the allowance for bad debt, the Company's SG&A expenses increased 25.5% for the third quarter ended September 30 1998, as compared to the third quarter in 1997. This increase was primarily attributable to the Company launching an aggressive marketing campaign aimed at strengthening the Company's brand name and introducing new products. During the third quarter ended September 30, 1998, the Company incurred expenses of $301,417 related to the marketing campaign. The increases in marketing expenses were partially offset by the Company's focus on reducing other expenses, primarily associated with labor.

     Non-operating expenses, net, for the third quarter of 1998 were $208,543 compared to $203,771 for the third quarter of 1997. The increase of $4,772 is primarily attributable to origination and closing fees associated with the NCFC Credit Facility (as defined herein). This increase was partially offset by lower interest expense due to a lower interest rate charged on the Company's NCFC Credit Facility. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     Because of its current period net losses and carry-forward losses from previous years, the Company had no income tax provision in the third quarter of 1998 or 1997.

     Net loss for the third quarter ended September 30, 1998 was $1,349,815 compared to a net loss of $4,244,565 for the third quarter ended September 30, 1997. Excluding the loss attributable to the bad debt allowance and negative goodwill amortization, the loss for the quarter ended September 30, 1997 was $1,170,817. Basic loss per share for the third quarter ended September 30, 1998 was $.57 compared to basic loss per share of $1.82 for the third quarter ended September 30, 1997. Excluding the allowance for bad debt and negative goodwill amortization, the basic net loss per share was $.50 for the third quarter ended September 30, 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales decreased 29.5% from $13,770,728 in the nine month period ended September 30, 1997 to $9,709,999 for the nine month period ended September 30, 1998. The decrease was primarily attributable to the lack of shipments to the Company's former primary customer, Super Shops, which filed for bankruptcy on September 19, 1997 and is currently being liquidated. The Company has been able to partially offset the loss of shipments to Super Shops by attracting new customers and increasing sales to existing customers.

     Gross profit improved slightly from 15.6% for the nine month period ended September 30, 1997 to 15.8% for the nine month period ended September 30, 1998. Continued cost reduction efforts positively affected gross profit in the first nine months of 1998 as programs started to be fully implemented.

     SG&A expenses for the nine months ended September 30, 1998 decreased 47.5% to $3,240,599 from $6,170,964 over the nine months ended September 30, 1997. This decrease was primarily due to the Company not having to take an allowance established for bad debt of the account receivable of Super Shops, Inc., the Company's former primary customer as it did in the third quarter ended September 30 1997, as described above. Excluding the allowance, SG&A expenses were $2,912,849 for the nine months ended September 30, 1997. Excluding the allowance, SG&A expenses increased 11.3% during the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was due in part to the concentrated marketing efforts by the Company to strengthen its brand name and introduce new products into the marketplace.

     Interest expense increased by $88,622 or 21.8% to $495,303, as outstanding loan amounts increased by $325,438 for the nine months ended September 30, 1998 as compared to the same period for 1997. The increase in interest expense associated with the additional outstanding loan amounts was minimized by a lower interest rate charged on the Company's NCFC Credit Facility compared to the prior credit facility.

     Net loss for the nine months ended September 30, 1998 was $2,276,337 compared to a net loss of $3,962,243 for the nine months ended September 30, 1997. Basic loss per share for the nine months ended September 30, 1998 was $.97 compared to a basic loss per share of $1.73 for the nine months ended September 30, 1997. Diluted loss per share was $.97 for the nine months ended September 30, 1998 as compared to a diluted loss per share of $1.73 for the nine months ended September 30, 1997. Excluding the allowance for bad debt, as described above, the basic net earnings per share was $.31 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1998, the Company raised $2,250,000 ($1,650,000 in cash and $600,000 from the conversion of investor notes payable) through a private placement of 22,500 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), which included the issuance of warrants to purchase 333,333 shares of the Company's Common Stock at $8.75 per share. Dividends in arrears for shares of outstanding Series A Preferred Stock at September 30, 1998 totaled $96,250, which is payable, at the Company's discretion, in cash or additional Series A Preferred Stock.

     On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The Company was able to fully repay its prior credit facility from the proceeds of the NCFC Credit Facility. As of September 30, 1998, the outstanding balance under the NCFC Credit Facility was $6,391,897, (including the line of credit and long-term debt) and the Company had excess availability of approximately $103,000. The NCFC Credit Facility contains no financial performance covenants but requires prior approval of any declarations of dividend payments.

     At September 30, 1998, the Company had an accumulated deficit of $14,654,571. For the quarter ended September 30, 1998, the Company's operating activities used $1,950,027 of cash, which was primarily attributable to the net loss and increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses. The Company's increase in inventory at September 30, 1998 from December 31, 1997 used approximately $53,000 in cash. The Company's financing activities included the sale of Series A Preferred Stock and conversion of outstanding debt to Series A Preferred Stock for a total of $2,250,000, of which $1,480,000 was used to reduce the amount owed under the prior credit facility and to pay down long-term debt, resulting in net cash provided from financing activities of approximately $2,240,000.

     As an ongoing consequence of the bankruptcy of Super Shops, formerly the Company's principal customer, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated growth plans and capital needs. There can be no assurance that the Company's cash flow will be sufficient to finance its growth plans and capital needs as currently planned or that it will be able to supplement its cash flow with additional equity or financing. No assurance can be given of the Company's ability to obtain such equity or financing on favorable terms, if at all. If the Company is unable to obtain additional equity or financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

ACCOUNTING MATTERS

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which became effective for the Company on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no material impact on the Company.

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which became effective for the Company on January 1, 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 had no material impact on the Company.

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

TECHNOLOGY AND YEAR 2000

     The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

     The Company has initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

     In recognition of the Year 2000 issue, the Company has started a comprehensive review of all information technology and non-information technology systems used by the Company . Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company.

     As a result of its review to date, the Company has determined that certain of its internal software systems are inadequate for the Company's future business needs, and need to be replaced, because of various considerations, including Year 2000 non-compliance. In certain cases the timing of replacement systems or system modifications is being accelerated because of the Year 2000 issue, although the Company believes replacement would have been necessary in the near future regardless of such issues. The Company expects to make necessary modifications or changes to its computer information systems, related to Year 2000 non-compliance, prior to the Year 2000. Other modifications or changes identified through this review process that are not critical to the Year 2000 issue will be undertaken in an orderly manner so as to not disrupt the Company's on-going operations. These changes or modifications may not be started or completed by the Year 2000. The costs for replacement of systems will be capitalized as assets and subsequently amortized over the estimated life of the assets. Modifications of the current systems will be expensed as incurred. The Company believes the costs of replacement or modification to the current information technology systems will not have a material affect on its financial position or results of operations.

     At this time, the Company has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review.

     If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company could encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

RISK ASSOCIATED WITH BANKRUPTCY OF PRINCIPAL CUSTOMER

     On September 19, 1997, Super Shops, Inc., formerly the Company's principal customer, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. On September 30, 1998, the account receivable owed to the Company by Super Shops totaled $3,523,028, all of which has been reserved. The Company will continue to review various alternatives with respect to this matter. Since the date of filing for reorganization, Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the account receivable from Super Shops. Furthermore, if the Company should be able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, the Company has established an allowance for bad debt that includes the entire $3,523,028 account receivable from Super Shops. As a result of Super Shops ceasing operations, the Company also has lost its largest customer, which resulted in decreased revenues during the first nine months of 1998. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company's results of operations and financial conditions.

HISTORY OF PREVIOUS LOSSES

     The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the nine months ended September 30, 1998, the Company incurred a net loss of

$2,276,337. There can be no assurance that the Company will be profitable in the future. Net sales for the nine months ended September 30, 1998 declined to $9,709,999 from $13,770,728 for the same period in 1997. As of September 30, 1998, the Company had an accumulated deficit of $14,654,571 and a total stockholders' deficit of $461,292.

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

     The Common Stock and Warrants are listed on Boston Stock Exchange, but were delisted from the Nasdaq SmallCap Market on October 14, 1998, for failing to maintain minimum listing requirements. Specifically, the Company was unable to maintain minimum net tangible assets of at least $2,000,000. As of September 30, 1998, the Company's net tangible deficit was $461,292. To maintain listing on the Boston Stock Exchange, the Company must maintain net tangible assets of at least $500,000. Because the Company does not anticipate that it will be able to maintain net tangible assets of at least $500,000 in the future, it is likely that the Boston Stock Exchange will take steps to delist the Common Stock and Warrants from that exchange. If the Common Stock or the Warrants fail to maintain from such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would continue to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants. In addition, if the Company fails to achieve and maintain a Nasdaq SmallCap Market listing or Boston Stock Exchange listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's security holders to dispose of Common Stock and Warrants.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. As of September 30, 1998, the outstanding amount owed by the Company under the NCFC Credit Facility was $6,391,897. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $800,000 that was pledged to NCFC by three private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares of Common Stock on an annual basis as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of the Company's Common Stock on the date of grant. Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations will be sufficient to fund the Company's working capital requirements into 1999, there can be no assurance that the Company's cash flow from operations, together with amounts currently available under the NCFC Credit Facility, will be sufficient to implement fully its business strategies especially in the event that the Company is required to refinance or replace the NCFC Credit Facility. As of September 30, 1998, the Company had $103,000 of excess availability under the NCFC Credit Facility. As a result, the Company may be required to raise additional funds through equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

     A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 53.4% of the Company's gross sales for the first nine months of 1998. The top three customers accounted for 20.7% of gross sales. For the nine months ended September 30, 1998, J. H. Heafner Company, Inc. accounted for 9.7% of gross sales, Keystone Automotive accounted for 5.5% of gross sales and PDK, Inc. also accounted for 5.5% of gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops, Inc. accounting for 27.5%, J. H. Heafner Company, Inc. 9.6%, and Keystone Automotive 6.2%.

     The Company's former primary customer, Super Shops, Inc., filed for Chapter 11 bankruptcy protection on September 19, 1997 in the United States Bankruptcy Court, Central District of California. Super Shops subsequently ceased operations and has commenced a liquidation plan. The Company does not have any long-term contractual relationships with any of its major customers. While the Company's business strategy calls for it to expand its product distribution capabilities to additional markets and to broaden its customer base so that it can become less dependent on significant customers, any loss, material reduction, or delay of orders by any of the Company's major customers, including reductions as a result of market, economic, or competitive pressures in the automotive aftermarket industry, could adversely affect the Company.

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

DEPENDENCE ON THIRD PARTY SUPPLIERS

     The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. During the third quarter ended September 30, 1998, the Company experienced difficulty in receiving acceptable chrome plating of centers for its S/S style wheels. The Company now believes it has solved THIS problem. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in price, or reduction in quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to selectively outsource the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

     On June 30, 1998, the Company engaged Trenwith Securities Inc. to assist the Company in identifying, negotiating, closing and funding possible acquisitions. On September 1, 1998, both parties mutually agreed to terminate the engagement. The Company is considering acquisitions of and alliances with other companies that could complement the Company's existing business, including acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more acquisitions, there can be no assurance that the Company will be able to integrate successfully the acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

     In 1997 and 1996, the Company derived approximately 4.8% and 4.0%, respectively, of total gross sales from international markets. For the nine months ended September 30, 1998, the Company derived approximately 4.0% of total gross sales from international markets. The Company does not anticipate the sales from international markets to increase significantly. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support, and export licensing requirements, any of which could have a material adverse effect on the Company. In addition, a weakening in the value of foreign currencies relative to the U.S. dollar and fluctuations in foreign currency exchange rates could have an adverse impact on the price of the Company's products in its international markets.

CONTROL BY EXISTING STOCKHOLDERS

     The directors, officers, and principal stockholders of the Company beneficially own approximately 23.3% (assuming conversion of all preferred stock, and exercise of all warrants and options) of the Company's outstanding Common Stock. As a result, these persons have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

     The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for $2,250,000 in additional capital, which, as the date of this report, could be converted into approximately 701,800 shares of Common Stock at the option of the holders of the Series A Preferred Stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

   The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family currently hold over 14% of the Company's Common Stock (assuming exercise of all warrants and options). The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

NO CASH DIVIDENDS

     The Company has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. The Company is required to pay dividends on its Series A Preferred Stock; however, it anticipates those dividends will be paid in kind, rather than in cash, with additional shares of Series A Preferred Stock. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without the lender's consent.

                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company from time to time is involved in routine litigation incidental
to the conduct of its business.   In addition, the Company is involved with the
legal proceedings associated with the filing of Chapter 11 bankruptcy protection of Super Shops, formerly the Company's primary customer. On September 19, 1997, Super Shops filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. As an unsecured creditor, there is no assurance that the Company will recover any of the account receivable from Super Shops, which totals $3,523,028. Otherwise, there are currently no material pending proceedings to which the Company is a party or to which any of its property is subject.

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


ITEM 2.   DEFAULTS UPON SENIOR SECURITIES

     None. See ITEM 2. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          Exhibit No.    Description
          -----------    ------------
          11             SCHEDULE OF COMPUTATION OF LOSS PER SHARE
          27.1           1998 FINANCIAL DATA SCHEDULE
          27.2           1997 RESTATED FINANCIAL DATA SCHEDULE

          (b)            Reports on Form 8-K
                         Report on Form 8-K filed on October 19, 1998

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CRAGAR INDUSTRIES, INC.


Dated:  November 13, 1998     By: /s/ Michael L. Hartzmark
        -----------------         ------------------------
                                   Michael L. Hartzmark
                                   President and CEO

Dated:  November 13, 1998     By: /s/ Anthony Barrett
        -----------------         ------------------------
                                   Anthony Barrett
                                   Vice President of Sales Operations
                                   (Principal Financial and Accounting Officer)