Form 10QSB/A
period 1998-09-30
CRAGAR INDUSTRIES INC /DE
filed 1998-11-19
CIK 1024125

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


ITEM 2.   DEFAULTS UPON SENIOR SECURITIES

     None. See ITEM 2. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          Exhibit No.    Description
          -----------    ------------
          11*            SCHEDULE OF COMPUTATION OF LOSS PER SHARE
          27.1           1998 FINANCIAL DATA SCHEDULE
          27.2           1997 RESTATED FINANCIAL DATA SCHEDULE

          (b)            Reports on Form 8-K
                         Report on Form 8-K filed on October 19, 1998

          --------------------
          *Previously filed

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CRAGAR INDUSTRIES, INC.


Dated:  November 19, 1998     By: /s/ Michael L. Hartzmark
        -----------------         ------------------------
                                   Michael L. Hartzmark
                                   President and CEO

Dated:  November 19, 1998     By: /s/ Anthony Barrett
        -----------------         ------------------------
                                   Anthony Barrett
                                   Vice President of Sales Operations
                                   (Principal Financial and Accounting Officer)