Form 10KSB40
period 1998-12-31
CRAGAR INDUSTRIES INC /DE
filed 1999-03-31
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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


                                      None


         Securities Registered Under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $12,081,884.

     At March 24, 1999, the aggregate market value of Common Stock held by non-affiliates of the registrant was $10,582,832, based on the closing sales price of the Common Stock on such date as reported by the OTC Bulletin Board.

     The number of shares outstanding of the registrant's Common Stock on March 24, 1999 was 2,453,990.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions from the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held May 21, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             CRAGAR INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB


                                TABLE OF CONTENTS

                                                                            Page
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
              ITEM 1.    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . .1
              ITEM 2.    DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . 11
              ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . 11
              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
              ITEM 5.    MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . 11
              ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                         PLAN OF OPERATION . . . . . . . . . . . . . . . . . 14
              ITEM 7.    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . 25
              ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURES . . . . . . . . . . . . . . . . . . . . 25

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
              ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT. . . . . . . . . . . . . . . . . . . . . 25
              ITEM 10.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . 25
              ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . 25
              ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
                         TRANSACTIONS. . . . . . . . . . . . . . . . . . . . 25
              ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . 26

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         The Company designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company believes that the CRAGAR name is one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses. Major resellers include The Heafner Group, Inc. (which includes J. H. Heafner Company, Inc., ITCO Logistics Corp., Speed Merchants dba Competition Parts Warehouse and Oliver and Winston, Inc.), Keystone Automotive Operations, Inc., RELCO Corp., Buckeye Sales, Inc. and Discount Tire. The Company also intends to expand the capabilities of its website or utilize other E-commerce websites to enable the marketing and sale of certain of its custom vehicle wheels and wheel accessories and other performance replacement parts over the Internet.

         Traditionally, the Company's ten largest customers have accounted for a substantial portion of the Company's gross sales. For the year ended December 31, 1998, the Company's ten largest customers accounted for approximately 57.2% of gross sales, with J.H. Heafner Company, Inc. accounting for 13.5% of gross sales, Keystone Automotive accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops, Inc., ("Super Shops") accounting for 27.5%, J.H. Heafner Company, Inc. accounting for 9.6%, and Keystone Automotive Operations, Inc. accounting for 6.2% of gross sales. The Company does not have any long-term contractual relationships with any of its major customers. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer has had and could continue to have a material impact on the Company's results of operations and financial condition. See "Risk Factors - Dependence on Key Distributors; Implementation of New Distribution Channels."

In order to appeal to a broad spectrum of consumers, the Company offers a wide selection of custom wheels. The Company's products include entry-level custom steel wheels, wire and spoked wheels, chrome plated, one-piece cast aluminum wheels, and race wheels. The Company's wheels feature classic designs that have been sold under the CRAGAR name since the 1960s as well as contemporary designs that reflect continually changing consumer preferences. The Company sells its products under a variety of brand names, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R).

ORGANIZATION AND CORPORATE HISTORY

         The Company was incorporated in Delaware in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. In December 1996, the Company completed an initial public offering of 850,000 shares of its Common Stock, $0.01 par value ("Common Stock") and warrants to purchase 850,000 shares of Common Stock (the "Warrants"). The initial public offering price was $6.00 per share of Common Stock and $0.10 per Warrant. Each Warrant was immediately exercisable and entitles the registered holder to purchase one share of Common Stock at a price of $6.60. The Warrants expire on December 18, 2001. In connection with the offering, the Company issued to the underwriter additional warrants to purchase up to 85,000 shares of Common Stock and 85,000 Warrants at an exercise price of $7.50 per share of Common Stock and $0.125 per Warrant. The underwriter was also granted an over-allotment option of 127,500 shares of Common Stock and/or 127,500 Warrants. On December 31, 1996, the underwriter exercised a portion of its over-allotment option and purchased 70,000 shares of Common Stock and 127,500 Warrants. The underwriters' option to purchase the additional 57,500 shares of Common Stock has expired. During 1997, Class A, B and C warrants to purchase 243,685 shares were exercised. During 1998, no warrants to purchase shares of Common Stock were exercised.

         During January 1998, the Company issued 22,500 shares of preferred stock in exchange for $1,650,000 cash and the conversion of $600,000 of investor notes payable. The Company also granted 333,333 warrants valued at $229,333 to purchase shares of Common Stock in connection with the preferred stock issuance. On April 20, 1998, in connection with the establishment of a credit facility, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of Common Stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $600,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company agreed to grant warrants to purchase 1,500 shares of Common Stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 60,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who pledged assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares of Common Stock for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's Common Stock on the date of grant. See "Factors That May Affect Future Results and Financial Condition
- Dependence on External Financing.

INDUSTRY BACKGROUND

SIZE AND GROWTH OF INDUSTRY

         The automotive wheel industry is generally divided into two segments, original equipment wheels and custom aftermarket wheels. The custom wheel segment, in which the Company operates, represented manufacturer sales of approximately $737 million in 1996, an increase of 56.2% over the total of $472 million achieved in 1990. The Company believes that revenues in the industry increased in 1997 and 1998, but at a lower rate. The Company believes, however, that unit sales in the industry remained flat or fell in 1997 and 1998, primarily as a result of original equipment manufacturers providing better wheels from the factory.

         The Company believes that the growth in revenues, as represented above, from the custom wheel segment of the automotive wheel industry is attributable to several factors, including (i) increased sales of domestic cars, sport utility vehicles, and light trucks, which have resulted in greater numbers of vehicles in use and, consequently, more potential consumers of automotive aftermarket products such as the Company's wheels;
(ii) increased average vehicle life, which the Company believes contributes to greater demand for automotive aftermarket products, such as custom wheels, as vehicle owners seek to enhance the appearance of older vehicles; (iii) increased sales of custom wheels through tire dealers, performance retailers, and other specialty automotive outlets; and (iv) increased price per unit.


PRODUCT OFFERINGS

         The custom wheel market is generally divided into six product categories: one-piece aluminum wheels (representing the largest segment of the market based on dollar sales); performance racing wheels; two-piece aluminum wheels; steel wheels; wire wheels; and composite wheels. These product categories are differentiated by the material content of the wheel, the level of technology necessary to produce the wheel, price, target customer, styling attributes, and applications. While the Company offers products in each of these product categories, the Company believes that the market for one- and two-piece aluminum wheels has grown substantially relative to the other categories of wheels and will continue to do so in the future.

PRODUCT DISTRIBUTION

         Custom wheel manufacturers and assemblers may sell their products to wholesalers (such as large warehouse distribution centers), directly to product retailers (such as tire and auto parts dealers and performance automotive centers), or directly to the public via mail order, sales outlets, direct telemarketing, or E-commerce using the Internet. A number of the Company's competitors have taken a step toward vertical integration by establishing company-owned warehouse distribution centers that can sell their products to retailers or directly to the public. To spread the overhead costs associated with establishing these company-owned distribution centers, such centers often carry competitors' products. In addition to the other distribution channels discussed herein, the Company has at certain times in the past sold its products through distribution centers operated by its competitors, such as American Racing Equipment, Inc. and Prime Wheel-Golden Wheel.

         The Company believes that a majority of retail custom wheel purchases traditionally have been made at four outlet types: new vehicle dealers, specialty product and installation outlets, speed shops and performance retailers, and mail order companies. The Company anticipates, however, that a growing percentage of custom wheel purchases will be made via the Internet in E-commerce transactions.

FRAGMENTED NATURE OF INDUSTRY

         The Company believes that the custom wheel industry is highly fragmented, with only a few companies holding market share in excess of 10%. Like the Company, many of its competitors do not manufacture their own wheels, but purchase the wheel components or finished wheels from third parties for later assembly and sale to the public. Unlike the Company, however, most of its competitors do not offer a full line of custom wheel products nor have an established brand identity. The Company believes that the fragmented nature of the custom wheel market offers an opportunity for certain competitors, such as the Company, to act as market consolidators through the acquisition of other custom wheel companies or product lines that can complement their existing operations.

The industry data presented herein is derived from information obtained from the Specialty Equipment Market Association.

BUSINESS STRATEGY

         The Company's objective is to become the premier supplier of custom wheels and wheel accessories in the automotive aftermarket. The Company will seek to achieve this objective by pursuing the following strategies:

PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES

         The Company plans to pursue strategic acquisitions and alliances to capitalize on the substantial fragmentation of the market for custom wheels, wheel accessories and other automotive aftermarket products. Acquisition or alliance candidates will be selected based on their potential to reduce duplicative expenditures, broaden the Company's product lines or enlarge its product offerings, expand the geographical scope of its distribution network into new or underserved markets, enhance the Company's marketing, selling, distribution or product development capabilities, and reduce unit costs. The Company currently has no specific agreements or understandings with respect to any acquisitions or alliances; however, the Company has held and will continue to hold informal discussions with a variety of candidates.

EXPAND PRODUCT DISTRIBUTION

         The Company is attempting to expand its product distribution capabilities in underserved markets, such as California, southern Florida, New England, and the mid-Atlantic United States, and has broadened its customer base to include major tire distributors that supply both national and local retail tire stores. Historically, the Company has focused its distribution efforts on selected domestic markets, which are served by value-added resellers specializing in selling high-performance automotive aftermarket parts and accessories. The Company also has implemented a national accounts program in which it sells products directly to mass merchandisers that require factory direct service. The Company has established a redistribution arrangement necessary to serve these national account prospects as well as certain local and regional areas not serviced by its current warehouse distributors. In addition, the Company will continue to develop and enhance relationships with distributors in selected foreign countries, such as Japan, Mexico, Russia, Australia, and Germany, where it believes it currently enjoys significant brand name recognition.

ENHANCE EXISTING PRODUCT LINES; DEVELOP NEW PRODUCTS

         The Company is always examining ways to enhance its existing product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years and to develop new product lines to meet changing consumer demands. During the past two years the Company introduced its CRAGAR XLS wheel line, introduced the one-piece aluminum S/S 980 series wheels, and broadened its TRU SPOKE line with an eighty spoke design and a new line of accessories. The Company also has developed a new line of motorcycle wheels for Harley-Davidson Motorcycles and has the engineering and production capabilities to develop motorcycle wheels for other cruiser bikes, such as those manufactured by Excelsior Henderson, American Quantum, Confederate, Titan, Big Dog Cycles, California Motor Cycle and Bikers Dream, although the Company has had no discussions with any of these companies other than Titan and Bikers Dream.

INCREASE MARKETING EFFORTS

         The Company intends to continue its marketing, advertising, and promotional efforts to further enhance and leverage the strength of the CRAGAR brand name. Promotional efforts will include a continued relationship with drag race drivers and teams participating in events sanctioned by the National Hot Rod Association ("NHRA"). The Company, however, anticipates reducing future expenditures associated with its NHRA commitment. As a means to leverage the strength of its brand names, the Company also will pursue licensing arrangements for its brand names to be featured on high-quality automotive aftermarket and other products.

INTERNET-BASED MARKETING AND E-COMMERCE

         The Company intends to expand the attributes and functionality of its existing website and utilize other E-commerce websites to enable the marketing and sale of certain of its custom vehicle wheels and wheel accessories through the Internet. In addition, the Company currently is seeking to enter into agreements with one or more of the major Internet portals to establish E-commerce stores for certain of its products. Although the Company believes that marketing and selling its products online could significantly expand the market for its products, there can be no assurance that the Company will be successful in implementing this strategy or that the sale of the Company's products on the Internet will be successful.

IMPROVE OPERATING EFFICIENCIES

The Company intends to continue improving its operating efficiencies by enhancing its assembly and materials handling through plant upgrades, the purchase of new equipment, and the implementation of more sophisticated inventory management and by outsourcing certain of its production processes. The Company has continued to selectively outsource the processing, assembly, and manufacturing of some of its custom wheels, components, and accessories, and expects to explore further outsourcing in the future. The Company believes that the outsourcing of selected products and processing operations will enable it to devote a greater percentage of its resources to product design, marketing, and distribution, and to shift certain inventory, warranty, and other risks to its suppliers.

PRODUCTS

         The Company offers a large variety of custom wheels, which can be divided into six general categories: (i) composite wheels, known as Legacy and CRAGAR Lite wheels; (ii) wire or spoked wheels; (iii) race wheels; (iv) one-piece cast aluminum wheels; (v) steel wheels; and (vi) street steel wheels. In addition, the Company offers a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps.

         The following table provides sales and other information about the Company's major product lines:

                            % OF 1998         % OF 1997             TYPE OF
      PRODUCT LINE          GROSS SALES       GROSS SALES         CONSTRUCTION           CUSTOMER NICHE
      ------------          -----------       -----------      -------------------    -------------------
Legacy and CRAGAR Lite        29.2%             25.7%          Inner cast aluminum    Nostalgia car and
Wheels                                                         disc welded to outer   current line truck
                                                               steel rim              owners

Wire or Spoked Wheels,        20.0%             18.1%          Steel spokes           Urban and inner city
Star Wire                                                      attached to inner      consumers
                                                               steel hub and outer
                                                               steel rim or felly

Race Wheels                   14.4%             16.5%          Two outer aluminum     Pro and amateur race
                                                               rim halves welded      drivers and
                                                               together with          performance car
                                                               aluminum center or     owners
                                                               spacer

One-piece Cast Aluminum       14.9%             15.3%          Cast one-piece         Low and high-end
Wheels                                                         aluminum with          consumers of all
                                                               machined, painted or   types of vehicles
                                                               chrome plated

Steel Wheels                   7.9%             10.4%          Inner steel disc       Low-end consumers of
                                                               welded to outer        all types of vehicles
                                                               steel rim

Street Steel Wheels            7.5%              7.3%          Three-piece steel      Hot rod and race
                                                               and aluminum center    enthusiasts with
                                                               welded to outer        cars and trucks
                                                               steel rim

Wheel Accessories              4.9%              4.5%          Steel and aluminum     All types of
                                                               hub caps, lug nuts,    consumers and
                                                               spinners, locks,       vehicles
                                                               spacers

Miscellaneous                  1.2%              2.2%          Excess wheels and      N/A
                                                               accessories

LEGACY AND CRAGAR LITE WHEELS

         Legacy and Cragar Lite are composite wheels consisting of a chrome plated die cast aluminum centers welded to a chrome plated rolled steel outer rim. The Company pioneered the process of attaching the aluminum center to the steel rim in 1964. In addition to the Company's popular S/S and SS/T composite wheels, the Company in 1995 purchased the exclusive rights to manufacture and market the Keystone Klassic, one of the most popular wheels in automotive history. The Company believes this product solidifies CRAGAR's Legacy Line to include the most popular nostalgia wheels in the market.

WIRE OR SPOKED WHEELS

         The Company offers a complete line of chrome plated wire or spoked wheels. The Company sells most of these products under the TRU=SPOKE brand name, although it offers a spoked wheel product using patented technology, called the Star Wire, which is sold under the Cragar brand name. Wire wheels are high-end, niche products that are sold to a limited group of vehicle owners. In 1998, the Company introduced a new decorative medallion and spinner and a new wheel style, including a wheel with 80 spokes. The Company also supplies other companies with wire wheels under private labels.

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

ONE-PIECE CAST ALUMINUM WHEELS

         The Company currently offers several styles of one-piece cast aluminum wheels. One category of one-piece cast aluminum wheels consists of high-end, chrome-plated, polished, machine finish or silver-painted wheels with innovative styling. The highest-end styles are designed for CRAGAR's "muscle car" or "hot rod" niche, including classic Mustangs, Camaros, Firebirds, and Monte Carlos. In addition, these wheels are also popular with owners of high-end European and Japanese cars. The Company also offers certain other polished and machine finished one-piece, cast aluminum wheels designed for light trucks. In 1998, the Company introduced four styles under its XLS series and a newly designed version of its S/S style wheel called the S/S 980 series. These wheels are currently purchased from manufacturers in the United States and Brazil.

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

         The packaging is either in boxes or shrink wrap with paper board. Most of these accessories are purchased from sources in the Far East.

PRODUCT DEVELOPMENT

         The Company currently offers a broad spectrum of products that are designed to fit a wide variety of automobiles, vans, and trucks. The Company is always evaluating ways to leverage these product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years. During the past two years, the Company introduced its CRAGAR XLS wheel line and the CRAGAR S/S 980 series, and broadened its TRU SPOKE line with a new wheel design with eighty spokes and a new line of accessories. The Company has also developed a line of motorcycle wheels for Harley-Davidson Motorcycles and has the engineering and production capabilities to develop motorcycle wheels for other cruiser bikes, such as those manufactured by Excelsior Henderson, American Quantum, Confederate, Titan, Big Dog Cycles, California Motor Cycle and Bikers Dream, although the Company has had no discussions with any of these companies other than Titan and Bikers Dream.

         To enhance its product development efforts, the Company engages experienced outside consultants to assist the Company's in-house product development person.

DISTRIBUTION, SALES AND MARKETING

PRODUCT DISTRIBUTION

         The Company currently sells its products through the following distribution channels:

WAREHOUSE DISTRIBUTORS

         The Company sells its products to warehouse distributors that sell to tire dealers, automotive performance retailers, service stations, and specialty boutiques. Some of these customers include The Heafner Group, Inc., Keystone Automotive Operations, Inc. and RELCO Corp. Automotive aftermarket warehouse distributors often stock a full selection of high-quality merchandise. The Company believes that warehouse distributors will continue to be an important factor in the Company's penetration of new geographic areas. Sales to warehouse distributors accounted for 51.1% and 41.0% of the Company's gross sales in 1998 and 1997, respectively.

TIRE DEALERS AND AUTOMOTIVE PERFORMANCE RETAILERS

         The Company sells its custom wheels and other products to major tire and automotive performance retailers, including Sears Roebuck & Co., Pep Boys-Manny, Moe & Jack, Inc., Discount Tire, and Les Schwab, which specialize in selling high-performance aftermarket automotive parts and accessories throughout the United States. The Company believes that tire dealers have experienced success with "combination" sales of tires with custom wheels and that automotive performance retailers serve as an important link to automotive enthusiasts. Tire dealers and automotive performance retailers, two traditionally separate channels, are beginning to overlap in their product coverages. Gross sales to tire dealers and automotive performance retailers accounted for 31.5% and 45.3% of the Company's gross sales in 1998 and 1997, respectively.

MAIL ORDER OUTLETS

         The Company sells its products to mail order catalog houses, including Buckeye Sales and Atech Motorsports, for resale to the public. The Company believes that inclusion of its products in large mail-order catalogs will continue to be a significant factor in promoting the brand-name recognition of the Company's products and increasing direct sales to consumers. Sales to mail order outlets accounted for 14.3% and 8.8% of the Company's gross sales in 1998 and 1997, respectively.

INTERNATIONAL DISTRIBUTORS

         The Company sells to exporters and directly to distributors in select foreign countries. International sales accounted for approximately 3.1% and 4.8% of the Company's gross sales in 1998 and 1997, respectively.

INTERNET-BASED SALES AND E-COMMERCE

The Company intends to expand the attributes and functionality of its existing website or utilize other E-commerce websites to enable the marketing and sale of certain of its custom vehicle wheels and wheel accessories through the Internet. In addition, the Company currently is seeking to enter into agreements with one or more of the major Internet portals to establish E-commerce stores for certain of its products. Although the Company believes that marketing and selling its products online could significantly expand the market for its products, there can be no assurance that the Company will be successful in implementing this strategy or that the sale of the Company's products on the Internet will be successful.

ADDITIONAL DISTRIBUTION EFFORTS

         In addition to the above product distribution channels, the Company intends to increase its distribution capabilities in underserved markets, such as California, southern Florida, New England, and the mid-Atlantic United States, and to broaden its customer base to include more major tire distributors that supply both national and local retail tire stores. The Company also has implemented a national accounts program in which it sells products directly to mass merchandisers that require factory direct service. The Company has established redistribution arrangements necessary to serve these national account prospects as well as certain local and regional areas not currently serviced by its current warehouse distributors. In addition, CRAGAR will continue to develop and enhance relationships with distributors in select foreign jurisdictions, such as Japan, Mexico, Russia, Australia and Germany, where it believes it currently enjoys significant brand-name recognition.

SALES AND MARKETING

         As of December 31, 1998, the Company employed six individuals in its sales and marketing department and retained three independent representative agencies. The Company's sales and marketing employees, as well as outside agencies, are responsible for implementing marketing plans and sales programs, providing technical advice and customer service, handling customer inquiries, following up on shipments to customers, informing customers of special promotions, coordinating the Company's trade shows, and providing other types of customer service.

         As one of its marketing programs, the Company sponsors certain professional and amateur drag race participants who race in events sanctioned by the NHRA. The Company sponsors cars carrying the CRAGAR logo in all three professional categories, including the Top Fuel, Funny Car, and Pro Stock divisions. Among the many well-known drivers and teams that CRAGAR has relationships with are Kenny Bernstein (1996 Top Fuel Champion), Warren Johnson (multi-year Pro Stock Champion) and Larry Dixon (1995 Rookie of the
Year); team owners such as Don "The Snake" Prudhomme (legendary driver and former champion); and teams with major sponsors, such as Budweiser, Miller Genuine Draft, Skoal Bandit, ProLong, GM Performance Parts, and Mac Tools.

         Outside sales representatives typically interface directly with the Company's customers. These individuals approach the Company's customers on a frequent basis to solicit orders and are paid a commission on each sale. Sales representatives work with a particular internal salesperson and together deal with each customer in order to facilitate high levels of service.

         For the year ended December 31, 1998, the Company's ten largest customers accounted for a total of approximately 57.2% of gross sales, with
J. H. Heafner Company, Inc. accounting for 13.5%, Keystone Automotive Operations, Inc. accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. In 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of its gross sales, with Super Shops,

J. H. Heafner Company, Inc., and Keystone Automotive Operations, Inc. accounting for 27.5%, 9.6%, and 6.2% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer has had and in the future could have a material impact on the Company's results of operations and financial condition.

         On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. At December 31, 1997, the account receivable owed to the Company by Super Shops totaled $3,523,028, all of which has been reserved. Super Shops has ceased operations and has begun a liquidation plan. Because the Company is an unsecured creditor, and liquidation proceeds may not be sufficient to satisfy claims of secured creditors, there is no assurance that the Company will recover any of the account receivable from Super Shops. Furthermore, even if the Company is able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, as of December 31, 1998, the Company has written off the entire $3,523,028 account receivable from Super Shops. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

         The Company's standard payment terms generally provide for payment by its customers no later than the 25th day of the month following the month of the invoice, with a 2% discount offered for payments made by the 10th day of the month. Certain customers receive longer terms, and at certain times of the year terms are offered which have in the past extended to as much as 180 days from the date of invoice. The Company's average accounts receivable days outstanding was 89 days as of December 31, 1998.

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

         CRAGAR(R), CRAGAR XLS(TM), Keystone(R) Klassic(R), Legacy(TM), CRAGAR Lite(R), Star Wire(TM), TRU=CRUISER(TM), Street Pro(R), S/S(R), The Wheel People(TM), and TRU=SPOKE(R) are trademarks of the Company.

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

The Company maintains stock adjustment and warranty return policies. The Company's stock adjustment return policy allows the customer to return certain factory-fresh, resaleable merchandise to the Company for credit. The Company's warranty return policy allows customers to return certain defective products that are covered under the Company's limited warranty. In both cases, customers are only allowed to return a specified percentage, usually less than 2%, of the previous year's purchases. Should this specified percentage be exceeded, the Company at its discretion can either reject the return request or accept the return request and charge a 15% handling fee. On a quarterly basis, the Company recognizes a provision for stock adjustments and warranty returns in arriving at net sales. The provision is based on a historical 12 month moving average of actual return activity. Stock adjustment returns were approximately $787,764 in 1998 compared to approximately $630,142 for 1997. Warranty returns were approximately $213,355 in 1998 and approximately $473,458 in 1997. There can be no assurance that future warranty claims, returns, or stock adjustments will not be materially greater than anticipated and have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

         As of December 31, 1998, the Company had 76 employees, the majority of whom were full-time employees, and six independent contractors. Employment levels vary during the course of a year due to the seasonality of the Company's business. The Company considers its employee relations to be good. None of the Company's employees are represented by unions.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company's executive offices, product development, sales, accounting, computer, production, and distribution facilities are currently housed in a leased industrial building. The 167,000 square foot facility is located in Phoenix, Arizona. The lease expires in June 2003, and the Company has a right of first refusal to purchase the property. The Company believes that the facility is more than adequate for its current operations and those contemplated by the Company in the foreseeable future. As a result, the Company may attempt to sub-lease a portion of the facility in the future.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is an unsecured creditor in the matter of IN RE SUPER SHOPS, INC., ET AL., Case No. LA 97-46094-ER, a bankruptcy action filed by Super Shops, Inc., previously the Company's primary customer. Because the Company is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain. In connection with this proceeding, the Company incurred an obligation of $125,000 in 1998 for preference payments as a result of the on-going liquidation of the bankruptcy estate. There are currently no other material pending proceedings to which the Company is a party or to which any of its property is subject, although the Company from time to time is involved in routine litigation incidental to the conduct of its business.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the Company's fiscal quarter ended December 31, 1998, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF EXISTING CAPITAL STOCK

         The Company is a Delaware corporation and its affairs are governed by its Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") and Bylaws and the Delaware General Corporation Law. The following description of the Company's capital stock, which is complete in all material respects, is qualified in all respects by reference to the Company's Certificate of Incorporation and Bylaws, which have been filed as exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 333-13415), and by the Certificate of Designation relating to the Series A Convertible Preferred Stock, a form of which has been filed as an exhibit to the Company's Amendment No. 1 to Current Report on Form 8-K filed January 23, 1998.

         The authorized capital stock of the Company consists of 5,000,000 shares of Common Stock, $0.01 par value, and 200,000 shares of Preferred Stock, $0.01 par value.

COMMON STOCK

         The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available thereof at such times and in such amounts as the Board of Directors may, from time to time, determine, subject to any preferences which may be granted to the holders of Preferred Stock. Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. The Common Stock is not entitled to preemptive rights and is not subject to redemption or conversion. Upon liquidation, dissolution, or winding-up of the Company, the assets (if any) legally available for distribution to shareholders are distributable ratably among the holders of the Common Stock after payment of all debt and liabilities of the Company and the liquidated preference of any outstanding class or series of Preferred Stock. The rights, preferences, and privileges of holders of Common Stock are subject to the preferential rights of the Series A Convertible Preferred Stock (the "Series A Preferred Stock") and any other outstanding series of Preferred Stock that the Company may issue in the future.

PREFERRED STOCK

         The Board of Directors may, without further action of the stockholders of the Company, issue shares of Preferred Stock in one or more series and fix or alter the rights or preferences thereof, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights, and any other rights, preferences, privileges, and restrictions of any wholly unissued series of Preferred Stock. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and of any other Preferred Stock that may be issued in the future. The Series A Preferred Stock and the issuance of shares of additional Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring, or preventing a change in control of the Company or other corporate action.

         On January 23, 1998, the Company raised approximately $2.0 million from a private placement of 20,000 shares of Series A Preferred Stock and related Warrants. The private placement was made to a group of accredited investors in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) under the 1933 Act, and included the conversion of $600,000 of existing debt into equity. As of March 31, 1998, another $250,000 had been raised from the private placement of 2,500 shares of Series A Preferred Stock, for a total of $2.25 million in additional paid-in-capital.

         The Series A Preferred Stock is subject to the terms and conditions of the Certificate of Designation and the Series A Convertible Preferred Stock Purchase Agreement discussed below and in detail in the Company's Form 8-K/A filed on January 15, 1998.

         Holders of Series A Preferred Stock are entitled to receive cumulative dividends equal to 7% per annum on the Stated Value of the Series A Preferred Stock ($100 per share). Dividends are payable in arrears at the Company's option in either (i) cash or (ii) additional shares of Series A Preferred Stock. Dividends in arrears for Preferred Stock totaled $135,625 at December 31, 1998.

         Holders of the Series A Preferred Stock will have no voting rights prior to conversion, except that, so long as any shares of Series A Preferred Stock remain outstanding, the Company may not, without the affirmative vote of the holders of a majority of the Series A Preferred Stock then outstanding, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or (ii) authorize, create, issue or increase any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or pari passu with the Series A Preferred Stock.

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

         Each share of Series A Preferred Stock is convertible into shares of the Company's Common Stock at the Series A Conversion Ratio (as defined below) at the option of the holder of the Series A Preferred Stock, in whole or in part. On the third anniversary of the issuance of the Series A Preferred Stock, each share of Series A Preferred Stock remaining outstanding will be mandatorily converted into shares of Common Stock at the Series A Conversion Ratio. The Series A Conversion Ratio equals a fraction, the numerator of which is the Series A Stated Value plus accrued but unpaid dividends, and the denominator of which is the Series A Conversion Price (as defined below) at such time.

         The Series A Conversion Price for each share of Series A Preferred Stock in effect on any conversion date will equal the lesser of the Series A Fixed Price or the Series A Floating Price (as defined below). The "Series A Fixed Price" will be equal to the greater of 115% of the closing bid price per share of the Common Stock on the date of issuance of the Series A Preferred Stock, or $6.75, and the Series A Floating Price will be equal to 97% of the average closing bid price per share of the Company's Common Stock during the 10 trading days immediately preceding the date of conversion; provided, however, that (i) for each 30-day period following the date of issuance of the Series A Preferred Stock, the Series A Floating Price will be reduced by an additional 1 1/2% of the closing bid price per share of the Company's Common Stock during the 10 trading days prior to the date of conversion, (ii) in no event will the Series A Floating Price be reduced below 80% of the closing bid price per share of the Company's Common Stock, and (iii) in the event any holder of Series A Preferred Stock has directly or indirectly taken a "short position" or engaged in any substantially similar transaction with respect to the Common Stock at any time during the period commencing on the date of issuance of the Series A Preferred Stock through the date of conversion of such stock, the Series A Conversion Price for the Series A Preferred Stock held by such holder will be the greater of the Series A Fixed Price and the Series A Floating Price.

         Because the registration statement to be filed by the Company was not declared effective by the Securities and Exchange Commission within 120 days after the date of issuance of the Series A Preferred Stock, the Series A Floating Price was decreased by an additional 1%. Based on the price of the Company's Common Stock as of December 31, 1998, the number of shares of Common Stock that could have been acquired upon exercise of all outstanding shares of Series A Preferred Stock was approximately 750,000.

         The Series A Preferred Stock will be redeemable, in whole or in part, at any time upon the payment to the holders of the Series A Preferred Stock of (i) a cash payment equal to the closing bid price per share of the Company's Common Stock on the date of redemption, multiplied by the number of shares of Common Stock that would be issued if the Series A Preferred Stock was converted on such date at the Series A Conversion Price, (ii) a cash payment equal to all accrued dividends payable with respect to such Series A Preferred Stock and (iii) a number of warrants to purchase Common Stock with an exercise price equal to the Stated Value of the Series A Preferred Stock being redeemed by the Series A Fixed Price, with a term expiring three years from the date of redemption.

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

         Each transaction described above was deemed exempt from registration under the Securities Act pursuant to Section 4(2) of the Act regarding transaction not involving any public offering.

                     PRICE RANGE OF COMMON STOCK; DIVIDENDS

         The Company's outstanding Common Stock is currently quoted on the OTC Bulletin Board under the symbol "CRGR". The Company's Common Stock and Warrants were delisted from Nasdaq in October 1998 and from the Boston Stock Exchange in March 1999 for failure to meet the minimum listing requirements for these exchanges. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by Nasdaq through September 30, 1998 and the OTC Bulletin Board thereafter.

                                                        MARKET PRICE
                                                HIGH                  LOW
                                                -----                ------
FISCAL YEAR 1997

First Quarter                                  $6.00                $4.375
Second Quarter                                  5.375                4.25
Third Quarter                                   5.375                5.00
Fourth Quarter                                  6.50                 4.50

FISCAL YEAR 1998

First Quarter                                   6.00                 5.00
Second Quarter                                  5.75                 5.00
Third Quarter                                   5.1875               4.25
Fourth Quarter                                  4.3125               3.0625

FISCAL YEAR 1999
First Quarter (through March 24, 1999)          5.50                 3.75

         On March 24, 1999, the last reported sale price of the Common Stock on the OTC Bulletin Board was $4.3125 per share. As of March 24, 1999, the Company estimates that there were approximately 374 beneficial holders of the Company's Common Stock. The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance the operations and expansion of the Company's business. In addition, the provisions of the Company's outstanding Series A Preferred Stock prohibit the payment of dividends on the Common Stock under certain circumstances. In addition, the Company's credit facility prohibits payments of cash dividends without the lender's consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term as defined in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and in the notes to the Company's financial statements, describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given regarding the Company's ability to obtain such financing on favorable terms, it at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs could be materially and adversely affected. As a result of the Company's continued losses and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 1998 financial statements has been modified for a going concern. See note 2 to the Company's financial statements.

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

         Traditionally, the Company's ten largest customers have accounted for a substantial portion of the Company's gross sales. For the year ended December 31, 1998, the Company's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J. H. Heafner Company, Inc. accounting for 13.5%, Keystone Automotive Operations, Inc. accounting for 7.7%, and RELCO Corp. accounting for 5.1% of gross sales. In 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of its gross sales, with Super Shops, J. H. Heafner Company, Inc., and Keystone Automotive Operations, Inc. accounting for 27.5%, 9.6%, and 6.2% of gross sales, respectively. The Company does not have any long-term contractual relationships with any of its major customers. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

         On September 19, 1997, the Company's principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Super Shops has ceased operations and has begun a liquidation plan. Because the Company is an unsecured creditor, and liquidation proceeds may not be sufficient to satisfy claims of secured creditors, there is no assurance that the Company will be able to recover any of the account receivable from Super Shops. Furthermore, even if the Company is able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. Accordingly, as of December 31, 1997, the Company established an allowance for bad debt that included the entire $3,523,028 account receivable from Super Shops and, as of December 31, 1998, the Company had written off the entire amount from its financial statements. At the time Super Shops ceased operations, the Company lost its largest customer. While the Company has made some progress toward replacing the lost revenues generated by Super Shops, it is uncertain whether other current or new customers can fully make up for the lost revenues.

         The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and has been amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1997). As of December 31, 1997, the excess of fair value of assets acquired over cost had been fully amortized.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations.

                                                                                Years Ended December 31
STATEMENTS OF OPERATIONS DATA:                                          1998              1997             1996
                                                                       ------         -----------        --------
 Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  100.0%            100.0%           100.0%

 Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . .   89.1              84.1             91.1
                                                                        ------            ------         -------

 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10.9              15.9              8.9

 Selling, general and administrative expenses  . . . . . . . . . . . .  (36.5)            (44.7)           (16.6)

 Amortization of excess of fair value of assets acquired over cost . .    -0-               4.5              4.0
                                                                        ------            ------         -------

 Income (loss) from operations . . . . . . . . . . . . . . . . . . . .  (25.6)            (24.3)            (3.7)

 Interest and other expenses, net  . . . . . . . . . . . . . . . . . .   (7.3)             (4.5)            (4.1)

 Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . . . . .    0.0               0.0              1.8
                                                                        ------            ------         -------

 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (32.9)%           (28.8)%           (6.0)%
                                                                        ------            ------         -------
                                                                        ------            ------         -------

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

         Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the year ended December 31, 1998 were $12,081,884 compared to $16,545,159 in the year ended December 31,1997, representing a 27.0% decline in net sales. The decrease was primarily attributable to the lack of shipments to Super Shops, formerly the Company's largest customer, which filed for bankruptcy on September 19, 1997 and is currently being liquidated. Not including net sales of $5,053,572 to Super Shops, Inc. in 1997, net sales increased by 5.1%. The Company sold fewer wheels in 1998 as compared to 1997. Generally, however, the average net sales per wheel rose slightly in 1998 from 1997.

         Gross profit is determined by subtracting cost of goods sold from net sales. Costs of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products. Gross profit for the year ended December 31, 1998 was $1,312,398 versus $2,636,887 for the year ended December 31, 1997. As a percentage of net sales, gross profit decreased in 1998 compared to 1997, from 15.9% to 10.9%. The decrease in gross profit, both in terms of dollars and as a percentage of net sales, was primarily attributable to the loss of sales to Super Shops resulting in lower overhead absorption through the production cycle and a decrease in margins as the Company attempted to sell the excess inventory produced based on Super Shops' anticipated sales volume.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and non-manufacturing overhead. These expenses for the year ended December 31, 1998 were $4,404,391 compared to $7,394,235 for the year ended December 31, 1997. This 40.4% decrease was primarily attributable to the expense of $3,523,028 recognized in 1997 for bad debt reserve related to the past due receivable from Super Shops as described above. Excluding the allowance, SG&A for the year ended December 31, 1998 increased $533,184 or 13.8% over the comparable twelve month period ended December 31, 1997. This increase was due, in large part, to the amortization and write-off of certain intangible costs, totaling $427,674, related to wheel designs and molds. In addition, the Company launched an aggressive non-recurring marketing campaign aimed at strengthening the Company's brand name in the aftermath of the Super Shops bankruptcy. The increases in marketing expenses and the intangible cost write-off were partially offset by the Company's continued focus on reducing other expenses. The Company did not receive any benefit from the amortization of excess of fair value of assets over acquired cost in 1998. This amount, which totaled $737,468 in 1997, was fully amortized by December 31, 1997.

         Interest and other expenses, net, for fiscal 1998 were $879,449 compared to $748,905 for fiscal 1997. Interest expense increased from $752,388 in 1997 to $792,221 in 1998, an increase of $39,833 or 5.3%. This increase is attributable to a higher average outstanding debt balance in 1998 than in 1997. Other revenue (expense), net, decreased from $3,483 in 1997 to $(87,228) in 1998. This decrease was primarily attributable to the preference payment due as a result of the Super Shops bankruptcy. The initial preference payment obligation was substantially higher than the finalized negotiated amount due. The Company was successful in negotiating a much smaller preference payment without forfeiting its claims against the bankruptcy estate. Although there is no assurance the Company will receive any proceeds, the Company anticipates the liquidation of the bankruptcy estate will yield the Company proceeds in excess of this preference payment.

         Because of the Company's current period net loss and its carry-forward losses from previous years, the Company had no income tax provision in 1998 and had no provision for alternative minimum taxes in 1998.

         Net loss for the year ended December 31, 1998 was $3,971,442 compared to $4,768,785 for the year ended December 31, 1997, a decrease of $797,343. Excluding the reserve for bad debts in 1997, the net loss increased
$2,725,685 from 1997 to 1998. This increase is primarily attributable to the decrease in sales due to the loss of sales from Super Shops, non-recurring marketing expenses, the amortization of excess of fair value of assets over acquired cost, and the preference payment associated with the Super Shops bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

         On December 18, 1996, the Company sold 850,000 shares of Common Stock and 850,000 Common Stock Purchase Warrants in an offering underwritten by Dickinson & Co. and RAS Securities Corp. Including the overallotment, the aggregate gross proceeds of the offering were $5,617,750. The Company's total expenses in connection with the offering, including underwriting discounts and commissions, were $1,123,550. The net proceeds of the offering were $4,494,200, which significantly increased the Company's cash and equity balances. Of these proceeds, $1,500,000 was used to pay off the aggregate principal amount of bridge financing notes issued by the Company on July 1, 1996, $1,100,000 was used for advertising and promotional activities, $500,000 was used for product development, and $330,000 was used for additional staffing and consultants. The remainder of the proceeds were used to reduce the outstanding loan balance on the Company's credit facility with Norwest Business Credit, Inc. Upon the completion of the initial public offering, an aggregate principal amount of $1,850,000 of the Company's promissory notes and related accrued interest of $150,000 automatically converted into 359,722 shares of the Company's Common Stock.

         During the quarter ended March 31, 1998, the Company raised approximately $2.25 million from a private placement of 22,500 shares of Series A Preferred Stock and related Warrants. See "Market For The Registrant's Common Stock and Related Stockholder Matters."

         In April 1998, the Company entered into a revolving and term credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("NCFC"). The Credit Facility has a maximum commitment of $8.5 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 19, 2003 and is secured by the Company's accounts receivable, inventories, intangible assets, property and equipment and pledged assets of three investors. Interest is due monthly at the prime rate plus 1.25%.

         See "--Factors that May Affect Future Results and Financial Condition; Dependence on External Financing," and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion" below.

         As of December 31, 1998, the Company's average accounts receivable days outstanding was 89 days as compared to 72 days at December 31, 1997. Payment terms for its customers vary from cash on delivery to up to 180 days. The allowance for doubtful accounts as a percentage of accounts receivable was 54.8% at December 31, 1997, as compared to 3.7% at December 31, 1998. This decrease in the allowance reflects the write-off of the Super Shops accounts receivable and related reserve. The Company's inventory turnover ratio approximated 2.4 for the year ended December 31, 1998 as compared to
2.5 for the year ended December 31, 1997.

         The Company had negative cash flow from operations of $(2,834,075) and $(3,994,258) for 1998 and 1997, respectively. The Company showed an improvement in its cash flow used in operations of $1,160,183 from 1997 to 1998. This improvement is primarily attributable to the amortization of excess fair value of assets acquired over cost included in 1997 operations and the amortization of other assets expensed in 1998. The Company had net cash provided by investing activities of $13,859 in 1998. In 1997, the Company used net cash of $(453,317) from investing activities. The difference of $467,176, which represents an improvement in cash flows from investing activities, is primarily attributable to the Company investing more cash in the purchases of property and equipment during 1997. In 1998, the Company disposed of assets approximately equal to the amount invested in additional property and equipment. The Company had net cash provided by financing activities of $2,803,894 in 1998 and $3,600,848 in 1997. Due to the
improvement in the cash flow used in operations during 1998, the Company did not require as much cash flow provided by financing activities. In 1998, of the total cash provided by financing activities, the Company received $1,650,000 in equity financing. In 1997, the Company received $513,178 of the total cash provided by financing activities from equity financing. Overall, the Company used net cash from all activities of $16,322 in 1998 and $846,727 in 1997.

         The Company does not anticipate any major capital budget expenditures in 1999, except for the costs associated with upgrading its existing computer system to make it Year 2000 compliant. Those costs, including internal payroll costs, are estimated not to exceed $75,000. In addition, while the Company believes its operating activities will provide net cash during 1999, there can be no assurance that the Company's operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations. Consequently, the Company will likely be required to raise additional funds from equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.


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

RISK ASSOCIATED WITH BANKRUPTCY OF PRINCIPAL CUSTOMER

         On September 19, 1997, Super Shops, Inc., formerly the Company's principal customer, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. At December 31, 1998, the account receivable owed to the Company by Super Shops totaled $3,523,028, which has been completely written off. Since the date of filing for reorganization, Super Shops has ceased operations and has begun a liquidation plan. As an unsecured creditor, there is no assurance that the Company will recover any of the account receivable from Super Shops. Furthermore, even if the Company should be able to recover a portion of the account receivable, the timing and amount of such recovery is uncertain. As a result of Super Shops ceasing operations, the Company also lost its largest customer, which resulted in decreased revenue during 1998. It is uncertain whether other current or new customers can make up for the lost revenues generated by Super Shops. During 1998, the Company incurred an obligation of $125,000 for preference payments as a result of the on-going liquidation of the bankruptcy estate. Although there is no assurance the Company will receive any proceeds, the Company anticipates that the liquidation of the bankruptcy estate will yield the Company proceeds in excess of this preference payment. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company's results of operations and financial condition.

HISTORY OF PREVIOUS LOSSES; STOCKHOLDERS' DEFICIT; GOING CONCERN OPINION

         The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the year ended December 31, 1998, the Company incurred a net loss of $3,971,442. Net sales for the year ended December 31, 1998 declined to $12,081,884 from $16,545,159 for the same period in 1997. As of December 31, 1998, the Company had an accumulated deficit of $16,368,787 and a total stockholders' deficit of $2,156,394. There can be no assurance that the Company will be profitable in the future.

         As a result of the Company's continued losses and the uncertainty regarding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 1998 financial statements has been modified for a going concern.

DEPENDENCE ON EXTERNAL FINANCING

         On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. As of December 31, 1998, the outstanding amount owed by the Company under the NCFC Credit Facility was approximately $6,780,000. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $800,000 that was pledged to NCFC by three private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares of Common Stock for each $100,000 in value of assets pledged on an annual basis as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of the Company's Common Stock on the date of grant. These three private investors have since temporarily increased the value of the investment property securing the NCFC Credit Facility to $1,500,000. As of December 31, 1998, the Company had approximately $149,000 of excess availability under the NCFC Credit Facility. As a result, it is likely that the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

         A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 57.2% of the Company's gross sales for 1998. The top three customers accounted for 26.3% of gross sales. For the year ended December 31, 1998, J. H. Heafner Company, Inc. accounted for 13.5%, Keystone Automotive Operations, Inc. accounted for 7.7% and RELCO Corp. accounted for 5.1% of gross sales. For the year ended December 31, 1997, the Company's ten largest customers accounted for a total of approximately 66.3% of gross sales, with Super Shops, Inc. accounting for 27.5%, J. H. Heafner Company, Inc. accounting for 9.6%, and Keystone Automotive accounting for 6.2% of gross sales.

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

RISKS ASSOCIATED WITH ESTABLISHMENT OF INTERNET-BASED MARKETING

         The Company intends to expand the attributes and functionality of its website or utilize other E-commerce websites to enable the marketing and sale of certain of its custom vehicle wheels and wheel accessories through the Internet. In addition, the Company is seeking to establish an E-commerce store with one or more of the major Internet portals and sell certain of its custom wheels and wheel accessories via the Internet. Although the Company has had discussions with various companies regarding such an arrangement, the Company has not yet entered into any definitive agreements to sell any of its products online nor has the Company sold any of its products directly over the Internet. Accordingly, the Company's attempts to market and sell its products online may be unsuccessful.

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

DEPENDENCE ON THIRD PARTY SUPPLIERS

         The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. During the third quarter ended September 30, 1998, the Company experienced difficulty in receiving acceptable chrome plating of centers for its S/S style wheels, although the Company now believes it has resolved this problem. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in price, or reduction in quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has been selectively outsourcing the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

         The Company continues to consider acquisitions of and alliances with other companies that could complement the Company's existing business, including outsourcing its manufacturing and sales operations and acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more acquisitions, there can be no assurance that the Company will be able to integrate successfully the acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES; CURRENCY FLUCTUATIONS

         In 1998 and 1997, the Company derived approximately 3.1% and 4.8%, respectively, of total gross sales from international markets. The Company does not anticipate that sales from international markets will increase significantly. The Company's international sales efforts are subject to the customary risks of doing business abroad, including exposure to regulatory requirements, political and economic instability, barriers to trade, trade restrictions (including import quotas), tariff regulations, foreign taxes, restrictions on transfer of funds, difficulty in obtaining distribution and support, and export licensing requirements, any of which could have a material adverse effect on the Company. In addition, a weakening in the value of foreign currencies relative to the U.S. dollar and fluctuations in foreign currency exchange rates could have an adverse impact on the price of the Company's products in its international markets.

CONTROL BY EXISTING STOCKHOLDERS

         The directors, officers, and principal stockholders of the Company beneficially own approximately 57.4% of the Company's Common Stock, assuming exercise of all outstanding options and warrants. As a result, these persons have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

         The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital, which, as of December 31, 1998, could have been converted into approximately 750,000 shares of Common Stock at the option of the holders of the Series A Preferred Stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family beneficially held, as of December 31, 1998, more than 18% of the Company's Common Stock, assuming exercise of all outstanding options and warrants. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000 ISSUES

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

         In recognition of the Year 2000 issue, the Company has started a comprehensive review of all information technology and non-information technology systems used by the Company. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company. In addition, the Company has sent requests for information to its critical suppliers requesting information about their Year 2000 readiness and plans for Year 2000 compliance.

         As a result of its review to date, the Company has determined that certain of its internal software systems are inadequate for the Company's future business needs, and need to be upgraded because of various considerations, including Year 2000 non-compliance. In certain cases the timing of system upgrades is being accelerated because of the Year 2000 issue, although the Company believes upgrades, modification or replacement would have been necessary in the near future regardless of such issues. The Company expects to make necessary upgrades to its computer information systems, related to Year 2000 non-compliance, prior to the Year 2000. Other upgrades, modifications or replacement identified through this review process that are not critical to the Year 2000 issue will be undertaken in an orderly manner so as to not disrupt the Company's on-going operations. These non-critical upgrades, changes or modifications may not be started or completed by the Year 2000. The costs for upgrades or replacement of systems will be capitalized as assets and subsequently amortized over the estimated life of the assets. The costs for modification of systems will be expensed in the period incurred. The Company believes the costs of upgrades to the current information technology systems will not exceed $75,000, including internal payroll costs, and will not have a material affect on its financial position or results of operations. The upgrades are expected to be made late in the second quarter or early third quarter 1999 and the full integration of the upgrades are expected to be complete by September 30, 1999.

         Based on the responses from the Company's critical suppliers, the suppliers are either Year 2000 compliant or have developed plans to be Year 2000 compliant by December 31, 1999. The Company plans to continue monitoring its critical suppliers for Year 2000 compliance and take appropriate steps if it appears any critical suppliers will not be Year 2000 compliant by December 31, 1999.

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

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which became effective for the Company January 1, 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which became effective for the Company January 1, 1999. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders. The adoption of SFAS No. 131 did not have a material impact on the Company.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which becomes effective for the Company on January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. Management does not expect the adoption of SFAS No. 132 to have a material impact on the Company.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for the Company on July 1, 1999. Management does not expect the adoption of SFAS No. 133 to have a material impact on the Company.

ITEM 7.   FINANCIAL STATEMENTS

         The audited financial statements of the Company as of December 31, 1998 and for each of the years in the two-year period ended December 31, 1998 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information respecting the foregoing four Items of Part III is hereby incorporated by reference to the Company's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held May 21, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         The exhibits required to be filed as a part of this Annual Report are listed below.


EXHIBIT                          DESCRIPTION
NUMBER
3.1      Second Amended and Restated Certificate of Incorporation of the
         Registrant filed with State of Delaware on October 1, 1996*

3.2      Amended and Restated Bylaws of the Registrant*

3.3      Form of Certificate of Designation***

4.       Form of Certificate representing Common Stock*

4.1      Form of Warrant Agreement**

4.3      Form of Warrant Certificate*

4.4 Loan and Security Agreement, dated as of April 20, 1998, executed by and between Registrant and NationsCredit Commercial Corporation ****

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

10.1(a)  First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee
         Directors' Stock Option Plan, dated October 1, 1996*

10.2     CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan*

10.2(a)  First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and
         Restricted Stock Plan, dated October 1, 1996*

10.3     Commercial Lease, dated February 5, 1993, executed by and between
         Registrant and Principal Mutual Life Insurance Company*

10.4     Purchase Program, dated January 24, 1996, executed by and between
         Registrant and Super Shops*

10.5 Form of 1992 Promissory Note of Registrant, dated December 31, 1992, issued in connection with Registrant's original capitalization*

10.5(a) Form of First Note Amendment of 1992 Promissory Note of Registrant, dated September 30, 1994*

10.5(b) Form of Agreement to Forgive Interest, dated December 14, 1994, executed by and between Registrant and certain holders of 1992
         Promissory Notes of Registrant*

10.5(c) Form of Letter, dated February 16, 1995, issued by Registrant to (i) holders of the 1992 Promissory Notes of Registrant, and (ii) holder of the $350,000 Note of Registrant, whereby holders of the Notes agreed to contribute to capital the 1992 Promissory Notes and the $350,000 Note*

10.6 $108,333 Promissory Note of Registrant, dated December 15, 1994, issued to Sidney Dworkin*

10.6(a) Form of Letter, dated February 16, 1995, issued by Registrant to (i) holders of the 1992 Promissory Notes of Registrant, and (ii) holder of the $350,000 Note of Registrant, whereby holders of the Notes agreed to contribute to capital the 1992 Promissory Notes and the $350,000 Note*

10.7     Cognovit Promissory Note dated September 30, 1993, executed by
         Registrant and payable to Performance Industries, Inc.*

10.7(a) Cross Receipt executed by and between Lee Hartzmark and Registrant in connection with Assignment of Cognovit Promissory Note*

10.8 Wheel & Component Purchase Agreement dated April 3, 1996, executed by and between Registrant and Titan Wheel International, Inc.*

10.9 Redistribution Agreement dated November 7, 1996, executed by and between Registrant and RELCO Corp.*

10.10 Form of 1993 Convertible Subordinated Secured Note of the Registrant, dated September 30, 1993*

10.10(a) Form of First Note Amendment to 1993 Convertible Subordinated Secured
         Note of the Registrant, dated September 30, 1995*

10.10(b) Form of Second Note Amendment to 1993 Convertible Subordinated Secured
         Note of the Registrant*

10.11 $350,000 Promissory Note of the Registrant, dated December 15, 1994, issued to Sidney Dworkin*

10.11(a) Agreement between Registrant and Sidney Dworkin, dated October 12,
         1995, amending the terms and conditions of the $350,000 Promissory
         Note*

10.11(b) First Note Amendment to the $350,000 Promissory Note of the Registrant issued to Sidney Dworkin*

10.12    Form of 1996 Unsecured Promissory Bridge Note of the Registrant*

21       List of Subsidiaries of the Registrant*

23       Consent of KPMG LLP

27       Financial Data Schedule

99 Form of Lock-Up Agreement, executed by and between the Registrant and certain of the Registrant's security-holders.*

(b)  REPORTS ON FORM 8-K.
         None.

          * Incorporated by reference to the Company's Registration on Form SB-2 (No. 333-13415)

         ** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)

        *** Incorporated by reference to the Company's Current Report on Form 8-K, filed January 23, 1999 (no. 1-12559)

       **** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 15, 1998 (no. 1-12559)

                                   SIGNATURES


         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CRAGAR INDUSTRIES, INC.


                                              By: /s/ Michael L. Hartzmark
                                                --------------------------
                                                Michael L. Hartzmark
                                                President and Chief Executive
                                                Officer

                      Date:   March 31, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                                  DATE

/s/ Michael L. Hartzmark
--------------------------        President, Treasurer, Chief                March 31, 1999
Michael L. Hartzmark              Executive Officer, and Director
                                  (Principal Executive Officer)


/s/ Richard P. Franke
--------------------------        Chief Financial Officer                    March 31, 1999
Richard P. Franke                 (Principal Financial Officer)


/s/ Michael Miller
--------------------------        Secretary, Chief Operating                 March 31, 1999
Michael Miller                    Officer, and Director


/s/ Sidney Dworkin
--------------------------        Director                                   March 31, 1999
Sidney Dworkin


/s/ Donald McIntyre
--------------------------        Director                                   March 31, 1999
Donald McIntyre


/s/ Mark Schwartz
--------------------------        Director                                   March 31, 1999
Mark Schwartz

                             CRAGAR INDUSTRIES, INC.



                          INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
Independent Auditors' Report                                                                   F-2

Balance Sheet as of December 31, 1998                                                          F-3

Statements of Operations for the years ended December 31, 1998 and 1997                        F-4

Statements of Stockholders' Deficiency for the years ended December 31,
    1998 and 1997                                                                              F-5

Statements of Cash Flows for the years ended December 31, 1998 and 1997                        F-6

Notes to Financial Statements                                                                  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CRAGAR Industries, Inc.:


We have audited the accompanying balance sheet of CRAGAR Industries, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRAGAR Industries, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a stockholders' deficiency and the Company has suffered recurring losses from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from this uncertainty.


                                       KPMG LLP

March 18, 1999

                             CRAGAR INDUSTRIES, INC.

                                  BALANCE SHEET

                                December 31, 1998

                                     ASSETS

Current assets:
     Accounts receivable, less allowance for doubtful accounts of $108,995                 $ 2,879,277
     Inventories, net                                                                        4,352,453
     Prepaid expenses                                                                          200,017
                                                                                           -----------
                 Total current assets                                                        7,431,747

Property and equipment, net                                                                    654,534
Other assets, net                                                                               21,320
                                                                                           -----------
                                                                                          $  8,107,601
                                                                                           -----------
                                                                                           -----------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Line of credit                                                                        $ 2,530,161
     Accounts payable                                                                        2,376,112
     Accrued expenses                                                                        1,032,644
     Accrued interest                                                                           74,678
     Current installments of long-term debt                                                    250,400
                                                                                           -----------
                 Total current liabilities                                                   6,263,995

Line of credit, excluding current installments                                               3,290,333
Long-term debt, excluding current installments                                                 709,667
                                                                                           -----------
                 Total liabilities                                                          10,263,995
                                                                                           -----------
Stockholders' deficiency:
     Preferred stock, par value $.01; authorized 200,000 shares, 22,500 shares
        issued and outstanding                                                                     225
     Additional paid-in capital - preferred                                                  2,090,513
     Common stock, par value $.01; authorized 5,000,000 shares, 2,453,990 shares
        issued and outstanding at December 31, 1998                                             24,540
     Additional paid-in capital - common                                                    12,097,115
     Accumulated deficit                                                                   (16,368,787)
                                                                                           -----------
                 Total stockholders' deficiency                                             (2,156,394)

Commitments, contingencies and subsequent events (notes 7, 12, 13, 14 and 15)
                                                                                           -----------
                                                                                           $ 8,107,601
                                                                                           -----------
                                                                                           -----------

See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                            Statements of Operations

                     Years ended December 31, 1998 and 1997


                                                                               1998                   1997
                                                                           ------------             ----------
Net sales                                                                   $12,081,884             16,545,159
Costs of goods sold                                                          10,769,486             13,908,272
                                                                            -----------             ----------
                 Gross profit                                                 1,312,398              2,636,887

Selling, general and administrative expenses                                  4,404,391              7,394,235
Amortization of excess of fair value of assets acquired over cost                    --               (737,468)
                                                                            -----------             ----------
                 Loss from operations                                        (3,091,993)            (4,019,880)

Other revenues (expenses), net:
     Interest expense, net                                                     (792,221)              (752,388)
     Other, net                                                                  37,772                  3,483
     Settlement                                                                (125,000)                    --
                                                                            -----------             ----------
                 Loss before income taxes                                    (3,971,442)            (4,768,785)

Income taxes                                                                         --                     --
                                                                            -----------             ----------

Net loss                                                                   $ (3,971,442)            (4,768,785)
                                                                            -----------             ----------
                                                                            -----------             ----------

Basic net loss per common share                                            $      (1.67)                 (2.08)
                                                                            -----------             ----------
                                                                            -----------             ----------

Diluted net loss per common share                                          $      (1.67)                 (2.08)
                                                                            -----------             ----------
                                                                            -----------             ----------

Weighted-average shares outstanding - basic and diluted                       2,453,990              2,291,278
                                                                            -----------             ----------
                                                                            -----------             ----------

See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                     Statements of Stockholders' Deficiency

                     Years ended December 31, 1998 and 1997

                                               COMMON STOCK                     PREFERRED STOCK
                                      --------------------------            -----------------------
                                      NUMBER OF                             NUMBER OF
                                        SHARES           AMOUNT              SHARES          AMOUNT
                                      ---------         --------            ---------        ------
Balances, December 31, 1996           2,210,305          $22,103               --            $  --

Issuance of common stock for
      warrants exercised                243,685            2,437               --               --

Net loss                                     --               --               --               --
                                      ---------         --------             ----            ------

Balances, December 31, 1997           2,453,990           24,540               --               --

Issuance of preferred stock                  --               --           22,500              225

Warrants issued with line of
     credit financing                        --               --               --               --

Warrants issued with preferred
     stock                                   --               --               --               --

Amortization of warrant
     valuation                               --               --               --               --

Net loss                                     --               --               --               --
                                      ---------           -------           ------            -----
Balances, December 31, 1998           2,453,990           $24,540           22,500            $225
                                      ---------           -------           ------            -----
                                      ---------           -------           ------            -----

                                             PAID-IN CAPITAL
                                       ---------------------------      ACCUMULATED       STOCKHOLDERS'
                                       COMMON            PREFERRED        DEFICIT          DEFICIENCY
                                     ----------          ---------     ------------       ------------
Balances, December 31, 1996          11,335,141               --        (7,558,489)        3,798,755

Issuance of common stock for
      warrants exercised                510,741               --                --           513,178

Net loss                                     --               --        (4,768,785)       (4,768,785)
                                     ----------       ----------       -----------        ----------
Balances, December 31, 1997          11,845,882               --       (12,327,274)         (456,852)

Issuance of preferred stock                  --        2,249,775                --         2,250,000

Warrants issued with line of
     credit financing                    21,900               --                --            21,900

Warrants issued with preferred
     stock                              229,333         (229,333)               --                --

Amortization of warrant
     valuation                               --           70,071           (70,071)               --

Net loss                                     --               --        (3,971,442)       (3,971,442)
                                     ----------       ----------       -----------        ----------
Balances, December 31, 1998          12,097,115        2,090,513       (16,368,787)       (2,156,394)
                                     ----------       ----------       -----------        ----------
                                     ----------       ----------       -----------        ----------



See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                            Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                                     1998                1997
                                                                                 ----------           ----------
Cash flows from operating activities:
     Net loss                                                                    $(3,971,442)         (4,768,785)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Provision for losses on accounts receivable                               255,120           3,587,861
           Provision for obsolete and slow-moving inventory                          785,000            (260,945)
           Depreciation and amortization of property and equipment                   304,360             306,069
           Amortization of other assets                                              427,674             140,387
           Amortization of excess fair value of assets acquired over cost                 --            (737,468)
           Gain on sale of property and equipment                                     21,900                  --
           Increase (decrease) in cash resulting from changes in:
              Accounts receivable                                                   (136,517)         (3,023,383)
              Inventories                                                           (483,973)          1,910,077
              Prepaid expenses                                                      (188,864)             27,345
              Other assets                                                           (44,734)           (381,525)
              Accounts payable and accrued expenses                                  258,218            (806,034)
              Accrued interest                                                       (60,817)             12,143
                                                                                 -----------         -----------
                    Net cash used in operating activities                         (2,834,075)         (3,994,258)
                                                                                 -----------         -----------

Cash flows from investing activities:
     Purchases of property and equipment                                            (113,823)           (453,317)
     Disposition of property and equipment                                           127,682                  --
                                                                                 -----------         -----------
                    Net cash provided by (used in) investing activities               13,859            (453,317)
                                                                                 -----------         -----------

Cash flows from financing activities:
     Proceeds from sale of preferred stock                                         1,650,000                  --
     Net borrowings (repayments) on Norwest line of credit                        (5,518,544)          2,561,152
     Net borrowings (repayments) on NCFC line of credit                            5,820,494                  --
     Proceeds from issuance of long-term debt                                      1,127,000             600,000
     Repayments of long-term debt                                                   (166,933)             (4,263)
     Repayments of capital lease obligations                                        (108,123)            (69,219)
     Net proceeds from issuance of common stock                                           --             513,178
                                                                                 -----------         -----------
                    Net cash provided by financing activities                      2,803,894           3,600,848
                                                                                 -----------         -----------

Decrease in cash and cash equivalents                                                (16,322)           (846,727)

Cash and cash equivalents at beginning of year                                        16,322             863,049
                                                                                 -----------         -----------

Cash and cash equivalents at end of year                                          $      --               16,322
                                                                                 -----------         -----------
                                                                                 -----------         -----------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                       $  854,038             805,974
     Cash paid for income taxes                                                           --               3,342
                                                                                 -----------         -----------
                                                                                 -----------         -----------

Noncash financing and investing activities:
     Contribution of subordinated investor debt                                 $         --           2,000,000
     Exchange of asset reducing accounts payable                                          --             130,000
     Conversion of investor notes payable to preferred stock                         600,000                  --
                                                                                 -----------         -----------
                                                                                 -----------         -----------

See accompanying notes to the financial statements.

                             CRAGAR INDUSTRIES, INC.

                          Notes to Financial Statements

                                December 31, 1998


(1)   DESCRIPTION OF BUSINESS

      CRAGAR Industries, Inc. (the Company) designs, produces and sells composite, aluminum, steel and wire custom wheels and wheel accessories. It markets and sells to automotive aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets.

(2)   LIQUIDITY

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,368,787 as of December 31, 1998, has generated substantial losses for several years, and has a stockholders' deficiency of $2,156,394 as of December 31, 1998. The Company's business plan calls for an increase in sales from new and existing customers, decrease in operating expenses, and an equity investment from a new private offering which management believes will be adequate to provide the Company with operating cash flow and to meet its current obligations. However, there is no certainty that the Company's plans will be successfully carried out. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  USE OF ESTIMATES

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

      (b)  CASH AND CASH EQUIVALENTS

           All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions.

      (c)  INVENTORIES

           Inventories consist of raw materials and partially and fully assembled custom specialty wheels. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based upon current sales price less distribution and selling costs. Provisions are made currently for obsolete and slow-moving inventory.

      (d)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation on furniture, fixtures and equipment is provided using the straight-line method over the economic lives of the assets ranging from three to seven years. Leasehold improvements and equipment held under capital leases are amortized over the shorter of the underlying lease terms or the asset lives.

      (e)  REVENUE RECOGNITION

           Revenue from product sales is recognized upon shipment to the customer. Provisions are made currently for estimated product returns.

      (f)  EXCESS OF FAIR VALUE OF ASSETS ACQUIRED OVER COST

           The excess of fair value of assets acquired over cost in the original amount of $3,687,341 was amortized to operations over five years using the straight-line method through December 31, 1997.

      (g)  IMPAIRMENT OF LONG-LIVED ASSETS

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

      (h)  PRODUCT WARRANTIES

           Costs estimated to be incurred with respect to product warranties are provided for at the time of sale based upon estimates derived from experience factors.

      (i)  INCOME TAXES

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

      (j)  EMPLOYEE STOCK OPTIONS

           The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123). SFAS 123 requires the use of fair value option valuation models that were not developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

      (k)  NET LOSS PER COMMON SHARE

           Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options and warrants at December 31, 1998 and 1997 of 1,642,611 and 1,264,778, respectively, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

      (l)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

      (m)  CONCENTRATION OF CREDIT RISK

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As described in note 1, the Company sells its products to automotive aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

      (n)  SEGMENT REPORTING

           The Company has only one segment, sales of wheels and wheel accessories. The Company's foreign sales totaled 3.1% in 1998 and 4.8% in 1997.

(4)   INVENTORIES

     Inventories as of December 31, 1998 consist of:

     Raw materials and supplies                                       $2,612,857
     Work-in-process                                                     161,164
     Finished goods                                                    2,577,681
                                                                      ----------
                                                                       5,351,702
     Less allowance for obsolete and slow-moving inventory               999,249
                                                                      ----------
                                                                      $4,352,453
                                                                      ----------
                                                                      ----------

(5)   PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 1998 consists of the following:

     Equipment                                                       $1,035,296
     Leasehold improvements                                             558,791
     Furniture and fixtures                                             435,815
                                                                     ----------
                                                                      2,029,902
     Less accumulated depreciation and amortization                   1,375,368
                                                                     ----------
              Property and equipment, net                            $  654,534
                                                                     ----------
                                                                     ----------

(6)   ACCRUED EXPENSES

      Accrued expenses as of December 31, 1998 consist of the following:

   Accrual for stock adjustments, rebates, cash discounts,
      advertising, royalty and warranty                            $   502,787
   Payroll and related benefits                                        127,982
   Professional fees                                                   113,590
   Real estate, personal property and other taxes                       90,254
   Settlement                                                          125,000
   Other                                                                73,031
                                                                    ----------
                                                                    $1,032,644
                                                                    ----------
                                                                    ----------

(7)   CREDIT FACILITY

      During 1998, the Company secured a new credit facility with a finance company. The terms of the credit facility specify a maximum combined term loan and revolving line of credit totaling $8.5 million, subject to certain restrictions with respect to the collateral borrowing base. The credit facility contains no financial covenants and is collateralized by certain assets of the Company under a security agreement, which includes accounts receivable, inventories, intangible assets, and property. Certain stockholders have also pledged personal investments totaling $1.5 million as collateral on the credit facility and a portion of the investments are considered in determining the borrowing base. The line of credit bears interest at the prime rate plus 1.25% (9.0% at December 31, 1998) and is due in full in April 2002. As of December 31, 1998, $5,820,494 was outstanding under the line of credit and approximately $149,000 was available to borrow under the line of credit.

      In April 1998, the Company borrowed $1,127,000 under the term loan component of the credit facility. The term note is payable in monthly principal and interest payments based upon the prime rate plus 1.25% (9.00% at December 31, 1998) and is due April 2002. As of December 31, 1998, $960,067 was outstanding under the term loan.

      The credit facility requires the Company to maintain an outstanding minimum principal balance and collateral borrowing base of at least $4 million from the combination of the line of credit and term loans. As this minimum balance must be maintained until April 2002, $4 million of the total balances due under the credit facility are classified as long-term at December 31, 1998.

      Aggregate maturities of the line of credit and term loan over the next five years are as follows: 1999 - $2,780,561; 2000 - $250,400; 2001 -
      $250,400; and 2002 - $3,499,200.

(8)   PREFERRED STOCK

      In December 1997, the Company obtained debt financing from two stockholders (investors) of the Company totaling $600,000. The notes, bearing interest at a rate of 12% per annum, were due in full in January 1998. In January 1998, the $600,000 notes to stockholders were converted into 6,000 shares of Series A Convertible Preferred Stock. Total interest expense on investor debt was $3,000 and $2,800 for the years ended December 31, 1998 and 1997, respectively.

      During January 1998, the Company issued 22,500 shares of 7% Series A Convertible Preferred Stock for $1,650,000 cash and conversion of $600,000 of investor notes payable to stockholders, all of which were outstanding at December 31, 1997. Dividends in arrears for preferred stock totaled $135,625 at December 31, 1998.

(9)   OUTSTANDING WARRANTS

      At December 31, 1998 and 1997, the Company has outstanding Class A warrants to purchase 7,877.5 shares of the Company's common stock at $1.43 per share. These warrants became exercisable on January 1, 1993 and expire on December 31, 1999. Class B warrants to purchase 24,500 shares of the Company's common stock at $0.36 per share outstanding at December 31, 1996 were exercised in 1997. At December 31, 1998 and 1997, the Company has outstanding Class C warrants to purchase 21,000 shares of the Company's common stock at $3.25 per share. These warrants became exercisable on July 1, 1996 and expire on June 30, 2001. In the opinion of management, the exercise price of the Class A, B, and C warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of the grant.

      Warrants to acquire 977,500 shares of the Company's common stock at $6.60 per share and representative's warrants to acquire 85,000 shares of the Company's common stock at $7.50 per share were outstanding as of December 31, 1998 and 1997 as a result of the completion of the Company's initial public offering in December 1996.

      During January 1998, the Company granted warrants to purchase 333,333 shares of the Company's common stock at $8.75 per share in conjunction with the preferred stock issuance. These warrants became exercisable in January 1998 and expire in January 2001. These warrants were valued at $229,333 and recorded as a contra entry to additional paid-in capital - preferred. This amount is being amortized to accumulated deficit on a straight-line basis over the three-year life of the warrants.

      In April 1998, the Company issued warrants to purchase 50,000 shares of the Company's common stock at a price of $5.25 per share to a financing company as part of securing its credit facility. The warrants became exercisable in April 1998, at the execution of the credit facility, and expire in April 2003. These warrants were valued at $21,900 based upon the market value of similar publicly traded warrants as of the date of grant. This warrant value was fully amortized to interest expense in 1998.

      No warrants to purchase shares of the Company's common stock were exercised during 1998.

(10)  STOCK OPTION PLAN

      During 1996, the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and nonemployee director plan (the Plans), which permit the granting of options to purchase shares of the Company's common stock to eligible employees and directors. The Plans reserve 245,000 shares of the Company's common stock for grant. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant for incentive options and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under provisions of the Plans with similar terms to the incentive and non-incentive stock options. As of December 31, 1998, 90,600 stock options under the Plans were available for grant.

      The per share weighted-average fair value of stock options granted during 1998 and 1997 was $3.24 and $3.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, expected volatility of 40.9% and an expected life of 4 years for both 1998 and 1997. The risk-free interest rate was 5.46% and 6.50% for 1998 and 1997, respectively.

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

                                                  1998              1997
                                               -----------      -----------
     Net loss:
        As reported                            $(3,971,442)      (4,768,785)
        Pro forma                               (4,113,742)      (4,984,985)

     Loss per share:
        As reported                            $    (1.67)            (2.08)
        Pro forma                                   (1.73)            (2.18)

      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years.

      A summary of the aforementioned stock plan follows:

                                                YEAR ENDED DECEMBER 31, 1998    YEAR ENDED DECEMBER 31, 1997
                                                ----------------------------    ----------------------------
                                                                    WEIGHTED                        WEIGHTED
                                                                    AVERAGE                         AVERAGE
                                                  NUMBER OF         EXERCISE        NUMBER OF       EXERCISE
                                                    SHARES           PRICE           SHARES          PRICE
                                                  ---------         --------       ----------      --------
      Balance at the beginning of the year         173,400            $5.26         68,200            $5.52
      Granted                                        6,000             5.25        141,700             5.12
      Forfeited                                    (25,000)            5.12        (36,500)            5.16
      Exercised                                         --               --             --               --
                                                  --------            -----        -------            -----
      Balance at the end of the year               154,400            $5.28        173,400            $5.26
                                                  --------            -----        -------            -----
                                                  --------            -----        -------            -----
      Exercisable at the end of the year           154,400            $5.28        173,400            $5.26
                                                  --------            -----        -------            -----
                                                  --------            -----        -------            -----
      Weighted-average fair value of
         options granted during the year             $3.24                           $3.29
                                                  --------            -----        -------            -----
                                                  --------            -----        -------            -----

      A summary of stock options granted at December 31, 1998 follows:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ------------------------------------------   ------------------------------
                                          WEIGHTED-
                            NUMBER         AVERAGE       WEIGHTED-        NUMBER         WEIGHTED-
                        OUTSTANDING AT    REMAINING       AVERAGE    EXERCISABLE AT      AVERAGE
                         DECEMBER 31,    CONTRACTUAL     EXERCISE      DECEMBER 31,      EXERCISE
     EXERCISE PRICES         1998            LIFE          PRICE           1998            PRICE
     ---------------   --------------- ---------------  ----------  ---------------      ---------
       5.12 - 5.14          97,600     8 years, 6 mos.    $ 5.12         97,600           $  5.12
          5.25               6,000     9 years, 7 mos.      5.25          6,000              5.25
          5.60              50,800     7 years, 10 mos.     5.60         50,800              5.60
                           -------                        ------        -------           -------
                           154,400                        $ 5.28        154,400           $  5.28
                           -------                        ------        -------           -------
                           -------                        ------        -------           -------

(11)  LOSS PER SHARE

      A summary of the Company's basic and diluted loss per share follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                     ------------------------------
                                                                          1998               1997
                                                                     -----------         ----------
     Net loss                                                        $(3,971,442)        (4,768,785)
     Less preferred stock dividends in arrears                          (135,625)                --
                                                                     -----------         ----------
     Loss available to common stockholders                           $(4,107,067)        (4,768,785)
                                                                     -----------         ----------
                                                                     -----------         ----------

     Basic EPS-weighted average shares outstanding                     2,453,990          2,291,278
                                                                     -----------         ----------
                                                                     -----------         ----------

     Basic loss per share                                                 $(1.67)             (2.08)
                                                                     -----------         ----------
                                                                     -----------         ----------

     Basic EPS-weighted average shares outstanding                     2,453,990          2,291,278

     Effect of dilutive securities                                            --                 --
                                                                     -----------         ----------
                                                                     -----------         ----------

     Dilutive EPS-weighted average shares outstanding                  2,453,990          2,291,278
                                                                     -----------         ----------
                                                                     -----------         ----------

     Diluted loss per share                                     $          (1.67)             (2.08)
                                                                     -----------         ----------
                                                                     -----------         ----------

     Stock options and warrants not included in diluted EPS
        since antidilutive                                             1,642,611          1,264,778
                                                                     -----------         ----------
                                                                     -----------         ----------

(12)  INCOME TAXES

      The Company had no current or deferred income taxes for the years ended December 31, 1998 and 1997. The reconciliation of the expected income tax benefit calculated at the U.S. Federal statutory rate of 34% to loss before income taxes for the years ended December 31, 1998 and 1997 is as follows:

                                                                          1998                 1997
                                                                       -----------         ----------
      Computed "expected" tax benefit                                  $(1,350,290)         (1,621,387)
      Change in the valuation allowance for deferred tax assets          1,397,000           2,193,000
      State and local income taxes, net of federal income tax
         benefit                                                          (237,515)           (328,682)
      Other, net                                                           190,805            (242,931)
                                                                       -----------           ---------
                                                                       $        --                  --
                                                                       -----------           ---------
                                                                       -----------           ---------

      The Company has net operating loss carryforwards at December 31, 1998 of approximately $13,721,000 for Federal income tax purposes, which begin to expire in 2010. In the event of a change in ownership pursuant to Internal Revenue Service regulations, utilization of the net operating loss carryforwards may be eliminated or significantly reduced.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                           1998                1997
                                                                       -----------          ----------
      Deferred tax assets:
      Accounts receivable, principally due to allowance for
         doubtful accounts                                                 $44,000           1,447,000
      Inventories, principally due to allowance for obsolete
         and slow-moving inventory                                         536,000             883,000
      Differences in basis of assets upon acquisition,
         principally property and equipment and accounts
         receivable                                                        169,000             169,000
      Property and equipment, principally due to differences in
         depreciation                                                       59,000             133,000
      Net operating loss carryovers                                      5,488,000           2,334,000
      Rebates and sales discounts accrual                                  106,000              79,000
      Other                                                                122,000              82,000
                                                                         ---------           ---------
                 Total gross deferred tax assets                         6,524,000           5,127,000

      Less valuation allowance                                          (6,524,000)         (5,127,000)
                                                                         ---------           ---------
                 Net deferred tax assets                                        --                  --

      Deferred tax liabilities                                                  --                  --
                                                                         ---------           ---------

                 Net deferred income taxes                               $      --                  --
                                                                         ---------           ---------
                                                                         ---------           ---------

      The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $1,397,000 and $2,193,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

(13)  OPERATING LEASES

      The Company leases office and warehouse facilities and various equipment items under operating leases. The Company is responsible for all occupancy costs including insurance and utility costs. Minimum future rental commitments for all noncancelable operating leases having original or remaining lease terms in excess of one year and future minimum capital lease payments as of December 31, 1998 are as follows:

     Years ending December 31:
        1999                                                 $  339,799
        2000                                                    360,297
        2001                                                    364,702
        2002                                                    348,090
        2003                                                     55,170
                                                             ----------
     Total lease payments                                    $1,468,058
                                                             ----------
                                                             ----------

      No renewal options are provided for in the operating lease agreements. In the normal course of business, operating leases are generally renewed or replaced by other leases. Total rental expense under operating leases with a term in excess of one month was $309,909 and $311,467 for the years ended December 31, 1998 and 1997, respectively.

(14)  CONCENTRATIONS OF RISK -- MAJOR CUSTOMER

      The Company sold a substantial portion of its product to three customers in 1998 and to four customers in 1997. Sales amounts for 1998 and 1997 for these customers are as follows:

                                                               1998              1997
                                                            ----------       -----------
                                                            PERCENT OF        PERCENT OF
                                                               SALES             SALES
                                                            ----------       -----------
     Sales to major customers:
        Heafner Tire                                             13.5%              9.6%
        Reliable Auto - Kansas                                    5.1               5.8
        Keystone Automotive                                       7.7               6.2
        Super Shops                                               --               27.5
                                                                 ----              ----
                                                                 26.3%             49.1%
                                                                 ----              ----
                                                                 ----              ----

      Gross accounts receivable from significant customers as of December 31, 1998 and 1997 follows:


                                                            1998              1997
                                                         ----------        ----------
                                                         PERCENT OF        PERCENT OF
                                                          ACCOUNTS          ACCOUNTS
                                                         RECEIVABLE        RECEIVABLE
                                                         ----------        -----------
     Accounts receivable from major customers:
        Keystone Automotive                                 16.2%                3.9%
        Heafner Tire                                        15.7                 2.3
        Reliable Auto - Kansas                               8.8                 4.8
        Super Shops                                          --                 52.0
                                                            ----                ----
                                                            40.7%               63.0%
                                                            ----                ----
                                                            ----                ----

      On September 19, 1997, Super Shops filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Central District of California. As a result, the Company established an allowance for bad debt of $3,523,028 to reserve for 100% of receivables related to this customer at December 31, 1997. In 1998, this receivable was written off against the allowance for doubtful accounts.

(15)  CONTINGENCIES

      In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Management has also assessed the Year 2000 remediation efforts of the Company's significant suppliers. Although management believes its efforts minimize the potential adverse effects on the Company of a supplier's failure to be Year 2000 compliant on time, there can be no absolute assurance that all its suppliers will become Year 2000 compliant on time or in a way that will be compatible with the Company's systems. The Company does not believe expenditures to be Year 2000 compliant will be material, and is expensing all costs associated with these systems changes as the costs are incurred. However, there can be no assurance that the Company will be able to completely resolve all Year 2000 issues or that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

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