Form 10QSB
period 1999-03-31
CRAGAR INDUSTRIES INC /DE
filed 1999-05-12
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999


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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock, $.01 par value, outstanding as of March 31, 1999: 2,453,990.

     Transitional small business disclosure format. Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CRAGAR INDUSTRIES, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                            March 31,     December 31,
                                                                              1999           1998
                                                                          --------------  ------------
                                                                            (Unaudited)
                                        ASSETS

Current Assets:

     Cash and cash equivalents                                            $      94,645  $           -
     Accounts receivable, less allowance for doubtful accounts of
         $110,248 as of 3/31/99 and $108,995 as of 12/31/98                   4,245,638      2,879,277
     Inventories, net                                                         4,048,922      4,352,453
     Prepaid expenses                                                           213,505        200,017
                                                                          --------------  -------------
             Total current assets                                             8,602,710      7,431,747
Property and equipment, net                                                     586,773        654,534
Other assets, net                                                                21,320         21,320
                                                                          --------------  -------------
                                                                              9,210,803  $   8,107,601
                                                                          --------------  -------------
                                                                          --------------  -------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                     $   2,490,583  $   2,376,112
     Accrued expenses                                                         1,317,017      1,032,644
     Accrued interest                                                            81,101         74,678
     Line of credit                                                           2,867,641      2,530,161
     Long-term debt, current installments                                       250,400        250,400
                                                                          --------------  -------------
             Total current liabilities                                        7,006,742      6,263,995

Line of credit, excluding current installments                                3,352,933      3,290,333
Long-term debt, excluding current installments                                  907,067        709,667
                                                                          --------------  -------------
             Total liabilities                                               11,266,742     10,263,995
                                                                          --------------  -------------
Stockholders' equity:
     Preferred stock, par value $.01; authorized 200,000 shares,
           22,500 shares issued and outstanding                                     225            225
     Additional paid-in capital - preferred                                   2,020,440      2,090,513
     Common stock, par value $.01; authorized 5,000,000 shares,
           2,453,990 shares issued and outstanding                               24,540         24,540
     Additional paid-in capital - common                                     12,097,115     12,097,115
     Accumulated deficit                                                    (16,198,259)   (16,368,787)
                                                                          --------------  -------------
             Total stockholders' equity (deficit)                            (2,055,939)    (2,156,394)
                                                                          --------------  -------------
                                                                          $   9,210,803   $  8,107,601
                                                                          --------------  -------------
                                                                          --------------  -------------


See accompanying notes to condensed financial statements.

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                             --------------------------------
                                                                  1999                 1998
                                                             --------------     -------------
Net sales                                                    $   4,186,763      $  3,115,197
Cost of goods sold                                               3,313,470         2,487,467
                                                             --------------     -------------
             Gross profit                                          873,293           627,730

Selling, general and administrative expenses                       588,782           826,431
                                                             --------------     -------------
             Income (loss) from operations                         284,511          (198,701)
                                                             --------------     -------------

Non-operating (income) expenses, net
     Interest expense, net                                         185,105           172,208
     Other, net                                                     (1,049)          (20,307)
                                                             --------------     -------------
             Total non-operating expenses                          184,056           151,901
                                                             --------------     -------------

             Income (loss) before income taxes                     100,455          (350,602)

Income taxes                                                             -                 -
                                                             --------------     -------------

             Net earnings (loss)                             $     100,455      $   (350,602)
                                                             --------------     -------------
                                                             --------------     -------------

Basic earnings (loss) per share                              $        0.02      $      (0.15)
                                                             --------------     -------------
                                                             --------------     -------------

Weighted average shares outstanding - basic                      2,453,990         2,453,990
                                                             --------------     -------------
                                                             --------------     -------------

Diluted earnings (loss) per share                            $        0.01      $      (0.15)
                                                             --------------     -------------
                                                             --------------     -------------

Weighted average shares outstanding - diluted                    4,836,401         2,453,990
                                                             --------------     -------------
                                                             --------------     -------------

See accompanying notes to condensed financial statements.

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                               ------------------------------------
                                                                                     1999                 1998
                                                                               --------------       --------------
Cash flows from operating activities
     Net earnings (loss)                                                       $     100,455        $     (350,602)
     Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
         Provision for (write-off of) doubtful accounts                                1,252                36,483
         Reduction in provision for obsolete and slow-moving inventory              (166,389)             (145,792)
         Depreciation and amortization of property and equipment                      73,952                71,630
         Amortization of other assets                                                      -                12,940
         Increase (decrease) in cash resulting from changes in:
             Accounts receivable                                                  (1,367,614)             (636,763)
             Inventories                                                             469,920              (214,093)
             Prepaid expenses                                                        (13,487)              (88,892)
             Bank overdraft                                                                -                 9,033
             Accounts payable and accrued expenses                                   398,844               628,007
             Accrued interest                                                          6,423               (52,235)
                                                                               --------------       ---------------
                 Net cash used in operating activities                              (496,644)             (730,284)
                                                                               --------------       ---------------

Cash flows from investing activities
     Purchases of property and equipment                                              (6,191)              (59,480)
                                                                               --------------       ---------------
                 Net cash used in investing activities                                (6,191)              (59,480)
                                                                               --------------       ---------------

Cash flows from financing activities
     Issuance of preferred stock and warrants                                              -             1,650,000
     Net borrowings (repayments) on note payable                                     400,080              (781,373)
     Proceeds from long-term debt                                                    260,000                     -
     Repayments of long-term debt                                                    (62,600)               (2,210)
     Repayments of capital lease obligations                                               -               (92,975)
                                                                               --------------       ---------------
                 Net cash provided by financing activities                           597,480               773,442
                                                                               --------------       ---------------

                 Net increase (decrease) in cash                                      94,645               (16,322)

Cash and cash equivalents at beginning of period                                           -                16,322
                                                                               --------------       ---------------

Cash and cash equivalents at end of period                                     $      94,645        $            -
                                                                               --------------       ---------------
                                                                               --------------       ---------------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $     178,682        $      224,443
                                                                               --------------       ---------------
                                                                               --------------       ---------------


See accompanying notes to condensed financial statements.

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data of Cragar Industries, Inc., ("CRAGAR" or `the Company") presented as of and for the three months ended March 31, 1999 and 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

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

2.       Inventories
         Inventories consist of the following:


                                                                          March 31, 1999         December 31, 1998
                                                                          --------------         -----------------
                                                                           (Unaudited)
                  Raw Materials                                             $  2,195,984             $  2,612,857
                  Work in Process                                                123,259                  161,164
                  Finished Goods                                               2,562,539                2,577,681
                                                                            ------------             ------------
                                                                               4,881,782                5,351,702
                  Less allowance for obsolete and slow-moving inventory          832,860                  999,249
                                                                            ------------             ------------
                  Inventories, net                                          $  4,048,922             $  4,352,453
                                                                            ------------             ------------
                                                                            ------------             ------------

3.       Net Earnings (loss) per Share

         Net Earnings (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.       Other Related Reserves and Allowances

                                                              March 31, 1999           December 31, 1998
                                                              --------------           -----------------
                                                               (Unaudited)
            Stock Adjustments and Returns                     $     91,505             $       129,849
            Rebates Reserve                                         10,079                       5,869
            Cash Discounts                                          23,409                      21,156
            Advertising Allowance                                   17,433                      49,069
            Warranty Reserve                                       429,278                     397,991
            Royalty Reserve                                          4,020                       2,732

5.       Preferred Stock and Warrants

         During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000, in principal amount, of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of Common Stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of Common Stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of Common Stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 90,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who continue to pledge assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's Common Stock on the date of grant. On May 15, 1998, the Company granted options to each of Sidney Dworkin, Donald McIntrye and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of Common Stock at an exercise price of $5.25 per share. During November 1998, all previously granted options under the Directors' Stock Option Plan were repriced to $4.125, which was the fair market price of the Common Stock on the date of repricing. During the first quarter ended March 31, 1999, no warrants or options to purchase shares of Common Stock were exercised and no Series A Preferred Stock was converted to Common Stock. Dividends in arrears for outstanding Preferred Stock at March 31, 1999 totaled $175,000, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect Future Results and Financial Condition - Dependence on External Financing."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

INTRODUCTION

         CRAGAR designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans.

CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors, retailers and mail order houses.

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

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 1999 and March 31, 1998:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      1999                    1998
                                                     -----                   -----
         Net sales                                   100.0%                  100.0%
         Cost of goods sold                           79.1                    79.8
                                                     -----                   -----
         Gross profit                                 20.9                    20.2
         SG&A                                         14.1                    26.6
                                                     -----                   -----
         Income (loss) from operations                 6.8                    (6.4)
         Non-operating expense, net                    4.4                     4.9
         Income taxes                                    -                       -
                                                     -----                   -----
         Net earnings (loss)                           2.4%                  (11.3)%
                                                     -----                   -----
                                                     -----                   -----

COMPARISON OF QUARTER ENDED MARCH 31, 1999 AND QUARTER ENDED MARCH 31, 1998

         Net sales consist of gross sales less returns, discounts, and allowances. Net sales for the quarter ended March 31, 1999 were $4,186,763 compared to $3,115,197 during the quarter ended March 31, 1998, representing a 34.4% increase in net sales. The increase was primarily attributable to sales of the Company's new wire wheel to J. H. Heafner, Inc., the Company's largest customer, additional sales to existing customers and a reduction in its inventory of slow-moving and obsolete product. Returns, discounts, and allowances decreased by 7.1% between the quarter ended March 31, 1999 and the quarter ended March 31, 1998. The decrease in returns, discounts, and allowances was primarily attributable to modifications in customer agreements for the period ended March 31, 1999.

         Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of raw materials, including steel and aluminum, overhead, material processing, and labor used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended March 31, 1999 was $873,293 compared to $627,730 for the quarter ended March 31, 1998. As a percentage of net sales, gross profit increased in the first quarter of 1999 compared to the first quarter of 1998, from 20.2% to 20.9%. The gross profit improvement in the quarter ended March 31, 1999 was primarily the result of product mix changes, continued cost reduction programs, and increased production, which resulted in improved overhead absorption. Cost reduction efforts including the reduction of production personnel and outsourcing of selected manufacturing processes positively affected gross profit in the first quarter of 1999. However, the Company also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors, such as overhead absorption. Overhead absorption variations result from changes in production levels and efficiencies.

         Selling, general, and administrative ("SG&A") expenses consist primarily of salaries and wages, marketing expenses and promotional programs, office expenses, legal and accounting expenses, commissions, bad debt reserves, product development expenses, and general overhead. These expenses for the first quarter ended March 31, 1999 were $588,782 compared to $826,431 for the quarter ended March 31, 1998. This decrease of $237,649, or 28.8%, was due in part to the Company's concentrated focus on reducing SG&A expenses. The reductions were realized throughout SG&A expenditures, though, primarily with reductions in labor and related costs, implementation of a less costly sales and marketing plan, and lower legal, accounting, and professional fees.

         Non-operating expenses, net, for the first quarter of 1999 were $184,056 compared to $151,901 for the first quarter of 1998. The increase of $32,155, or 21.2%, is primarily attributable to an increase in interest expense resulting from the Company's increase in the amount outstanding and related loan fees and costs charged under its credit facility.

         Because of its carry-forward losses from previous years, the Company had no income tax provision in the first quarter of 1999 and 1998.

         Net earnings for the first quarter ended March 31, 1999 were $100,455 compared to net loss of $350,602 for the first quarter ended March 31, 1998, an increase in earnings of $451,057. Basic earnings per share for the first quarter ended March 31, 1999, after deducting the dividends due holders of the Series A Preferred Stock, was $.02 compared to basic loss per share of $0.15 for the first quarter ended March 31, 1998. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

         On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. As of March 31, 1999 the outstanding balance under the NCFC Credit Facility was approximately $7,100,000, and the Company had excess availability of approximately $55,000. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of cash dividend payments.

         At March 31, 1999, the Company had an accumulated deficit of $16,198,259. For the quarter ended March 31, 1999, the Company's operating activities used $496,644 of cash, which was primarily attributable to the increase in accounts receivable, offset by net earnings, the decrease in inventory, and increases in accounts payable and accrued expenses. The Company's decrease in inventory at March 31, 1999 from the year ended December 31, 1998 level provided approximately $303,000 in cash. During the quarter ended March 31, 1999, the Company's financing activities provided $597,480 in cash. The increase in cash from financing activities was due to a net increase of $400,080 in borrowings under the revolving line of the NCFC Credit Facility and $260,000 in proceeds from loans received from private lenders offset by long-term debt payments of $62,600.

         Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations and its current cash position will be sufficient to fund the Company's working capital requirements for 1999, there can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. Therefore, the Company is currently attempting to secure additional equity or subordinated debt. No assurance can be given of the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its current and future revenue growth plans could be materially and adversely affected.

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

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which becomes effective for the Company on January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 did not have a material impact on the Company.

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

HISTORY OF PREVIOUS LOSSES

         The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the quarter ended March 31, 1999, however, the Company incurred net earnings of $100,455. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1998 declined to $12,081,884 from $16,545,159 for the year ended December 31, 1997. Net sales for the three months ended March 31, 1999 increased to $4,186,763 from $3,115,197 for the same period in 1998. As of March 31, 1999, the Company had cumulative losses of $16,198,259 and total stockholders' deficit of $2,055,934.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

         A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 66.7% of the Company's gross sales for the first three months of 1999. The top three customers accounted for 41.7% of gross sales. For the three months ended March 31, 1999, J. H. Heafner Company, Inc. accounted for 30.7% of gross sales, ATECH Motorsports accounted for 5.5% of gross sales and B & R/Player Wire Wheels accounted for 5.5% of gross sales. For the year ended December 31, 1998, the Company's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J. H. Heafner Company, Inc. accounting for 13.5%, Keystone Automotive Operations, Inc. 7.7%, and RELCO Corp. 5.1%. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

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

         On September 19, 1997, the Company's then principal customer, Super Shops, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Super Shops has ceased operations and has begun a liquidation plan. While the Company has continued to establish and improve sales relationships with new and existing customers since Super Shops, Inc. filed for bankruptcy protection, it is still uncertain whether those relationships will fully replace the revenues previously generated by Super Shops. Failure to resolve this matter satisfactorily could have a material adverse effect on the Company.

DEPENDENCE ON THIRD PARTY SUPPLIERS

         The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil, Korea and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to outsource selectively the production of some of its products and may increase such outsourcing in the future. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

         The Common Stock and Warrants are quoted on the OTC Bulletin Board under the symbol "CRGR". The Company's capital and surplus and shareholders' equity have fallen below the minimums required by NASDAQ and the Boston Stock Exchange, primarily as a result of continuing losses. As a result, the Company's Common Stock and Warrants are no longer listed on NASDAQ and the Boston Stock Exchange. There can be no assurance that the Company in the future will meet the requirements for listing on the Nasdaq SmallCap Market or the Boston Stock Exchange with respect to the Common Stock or Warrants. If the Common Stock or the Warrants fail to re-attain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. In addition, if the Company fails to re-attain Nasdaq SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's security holders to dispose of Common Stock and Warrants.

DEPENDENCE ON EXTERNAL FINANCING

         On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate, and has a maturity date of April 2002. As of March 31, 1999, the outstanding amount owed by the Company under the NCFC Credit Facility was approximately $7,100,000, and the Company had excess availability of approximately $55,000. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $1,500,000 that was pledged to NCFC by three private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares of Common Stock on an annual basis per $100,000 pledged as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of the Company's Common Stock on the date of grant. In addition, during March 1999, the Company obtained additional secured subordinated debt financing in the amount of $260,000 from three private lenders. The terms of this financing provides for an annual interest rate of 10% with maturity in March 2001. This financing is subordinate to the NCFC Credit Facility. In exchange for the financing, the Company also agreed to grant, to the lenders, warrants to purchase 33,333 shares of Common Stock at an exercise price of $3.00 per share for each $100,000 in extended debt.

         Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations and funds received from the additional debt financed during the first quarter ended March 31, 1999, will be sufficient to fund the Company's working capital requirements for 1999, there can be no assurance that the Company's cash flow from operations, together with its current cash position and amounts available under the NCFC Credit Facility, will be sufficient to implement fully its business strategies especially in the event that the Company is required to refinance or replace the NCFC Credit Facility. As a result, the Company is attempting to secure additional funds through equity or debt financings. The Company has engaged an investment banker, on a non-exclusive basis, to assist in securing such financing. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

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

DATA PROCESSING AND TECHNOLOGY AND YEAR 2000

         The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

         The Company has initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

         In recognition of the Year 2000 issue, the Company has continued a comprehensive review of all information technology and non-information technology systems used by the Company. Such review includes testing and analysis of Company products and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company. In addition, the Company has sent requests for information to its critical suppliers requesting information about their Year 2000 readiness and plans for Year 2000 compliance.

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

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS

         The Company continues to consider acquisitions of and alliances with other companies that could complement the Company's existing business, including outsourcing its manufacturing and sales operations and acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more acquisitions, there can be no assurance that the Company will be able to successfully integrate such acquired companies or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company.

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

CONTROL BY EXISTING STOCKHOLDERS

         The directors, officers, and principal stockholders of the Company beneficially own more than 57.4% of the Company's outstanding Common Stock, assuming exercise of all outstanding options and warrants and conversion of Series A Preferred Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

         The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A preferred stock for $2.25 million in additional capital, which as of March 31, 1999, could have been converted into approximately 722,800 shares of Common stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of Preferred Stock in the future.

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family beneficially held, as of March 31, 1999, over 20.9% of the Company's Common Stock assuming exercise of all outstanding options and warrants and conversion of Series A Preferred Stock. The successful implementation of the Company's business strategies may involve the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

NO CASH DIVIDENDS

         The Company has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. The Company will be paying dividends on its Series A Preferred Stock, however it anticipates those dividends will be paid in kind rather than in cash. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without the lender's consent.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 19, 1997, Super Shops, Inc., formerly the Company's principal customer, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Case No. LA 97-46094-ER. Because the Company is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain. In connection with this proceeding, the Company incurred an obligation of $125,000 in 1998, which is due to be paid in the third quarter of 1999, for preference payments as a result of the on-going liquidation of the bankruptcy estate. There are currently no other material pending proceedings to which the Company is a party or to which any of its property is subject, although the Company from time to time is involved in routine litigation incidental to the conduct of its business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During March 1999, the Company obtained additional secured subordinated debt financing in the amount of $260,000 from three private lenders. The terms of this financing provides for an annual interest rate of 10% with maturity in March 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company had dividends in arrears for outstanding Preferred Stock at March 31, 1999 totaling $175,000, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     Exhibit No.  Description
     -----------  -----------
         3.1      Second Amended and Restated Certificate of Incorporation of
                  the Registrant filed with State of Delaware on October 1,
                  1996*

         3.2      Amended and Restated Bylaws of the Registrant*

        10.1      Form of Promissory Note of the Registrant, dated March 16,
                  1999

        10.2      Form of Security Agreement underlying Promissory Note of the
                  Registrant, dated March 16, 1999

        11        Schedule of Computation of Earnings per Share

        27.1      1999 Financial Data Schedule for the Three Months Ended March
                  31, 1999

   (b) Reports on Form 8-K

                  None

   --------------
    * Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated: May 12, 1999        By: /s/Michael L. Hartzmark
      ------------------      ----------------------------------
                              Michael L. Hartzmark
                              President and CEO

Dated: May 12, 1999        By: /s/Richard P. Franke
      ------------------      ----------------------------------
                              Richard P. Franke
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)