Form 10QSB
period 1999-06-30
CRAGAR INDUSTRIES INC /DE
filed 1999-08-13
CIK 1024125

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1999

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
         (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

               4636 NORTH 43RD AVENUE, PHOENIX, ARIZONA 85031
                  (Address of principal executive offices)

                               (623) 247-1300
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

     Number of shares of common stock, $.01 par value, outstanding as of June 30, 1999: 2,453,990.

     Transitional small business disclosure format. Yes [] No [X]

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CRAGAR INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                               June 30,         December 31,
                                                                                1999                1998
                                                                           -------------       --------------
                                                                            (unaudited)
                  ASSETS
Current Assets:

   Cash and cash equivalents                                               $           -       $           -
   Accounts receivable, less allowance
    for doubtful accounts of $155,429
    as of 6/30/99 and $108,995 as of 12/31/98                                  3,744,061           2,879,277
   Inventories, net                                                            3,204,101           4,352,453
   Prepaid expenses                                                              384,124             200,017
                                                                          --------------       -------------
     Total current assets                                                      7,332,286           7,431,747

Property and equipment, net                                                      543,600             654,534
Other assets, net                                                                 21,320              21,320
                                                                          --------------       -------------

                                                                           $   7,897,206       $   8,107,601
                                                                          --------------       -------------
                                                                          --------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                                        $   1,795,308       $   2,376,112
   Accrued expenses                                                            1,466,922           1,032,644
   Accrued interest                                                               80,255              74,678
   Line of credit                                                              1,892,850           2,530,161
   Long-term debt, current installments                                          250,400             250,400
                                                                          --------------       -------------
     Total current liabilities                                                 5,485,735           6,263,995

Line of credit, excluding current installments                                 3,415,533           3,290,333
Long-term debt, excluding current installments                                   844,467             709,667
                                                                          --------------       -------------

Total liabilities                                                              9,745,735          10,263,995
                                                                          --------------       -------------

Stockholders' equity:

   Preferred stock, par value $.01;
    authorized 200,000 shares 22,500
    shares issued and outstanding                                                   225                 225
   Additional paid-in capital - preferred                                     1,950,367           2,090,513
   Common stock, par value $.01; authorized
    5,000,000 shares 2,453,990 shares issued
    and outstanding                                                              24,540              24,540
   Additional paid-in capital - common                                       12,097,115          12,097,115
   Accumulated deficit                                                      (15,920,776)        (16,368,787)
                                                                          --------------       -------------
     Total stockholders' equity (deficit)                                  $ (1,848,529)         (2,156,394)
                                                                          --------------       -------------

                                                                           $  7,897,206        $  8,107,601
                                                                          --------------       -------------
                                                                          --------------       -------------

See accompanying notes to condensed financial statements

                           CRAGAR INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (unaudited)

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                          -----------------------------         -----------------------------
                                                             1999               1998               1999              1998
                                                          ----------         ----------         ----------         ----------
Net Sales                                                 $4,203,093         $3,613,535         $8,389,856         $6,728,732
Cost of goods sold                                         3,407,945          2,946,759          6,721,415          5,434,226
                                                          ----------         ----------         ----------         ----------
  Gross profit                                               795,148            666,776          1,668,441          1,294,506

Selling, general and administrative expenses                 562,951          1,032,265          1,151,733          1,858,696
                                                          ----------         ----------         ----------         ----------
  Income (loss) from operations                              232,197           (365,489)           516,708           (564,190)
                                                          ----------         ----------         ----------         ----------

Non-operating (income) expenses, net
  Interest expense                                           146,155            159,269            331,260            331,477
  Other, net                                                  28,832             51,162             27,783             30,855
                                                          ----------         ----------         ----------         ----------
     Total non-operating expenses                            174,987            210,431            359,043            362,332
                                                          ----------         ----------         ----------         ----------

Income (loss) before income taxes
 and extraordinary items                                      57,210           (575,920)           157,665           (926,522)

Income taxes                                                       -                  -                  -                  -
                                                          ----------         ----------         ----------         ----------

Income (loss) before extraordinary item                       57,210           (575,920)           157,665           (926,522)

Extraordinary item
  Gain on forgiveness of debt                                150,200                  -            150,200                  -
                                                          ----------         ----------         ----------         ----------

Net income (loss)                                         $  207,410         $ (575,920)        $  307,865         $ (926,522)
                                                          ----------         ----------         ----------         ----------
                                                          ----------         ----------         ----------         ----------

Basic earnings (loss) per share
  Income (loss) before extraordinary item                 $     0.01         $    (0.25)        $     0.03         $    (0.40)
  Extraordinary item                                            0.06                  -               0.06                  -
                                                          ----------         ----------         ----------         ----------
  Net income (loss)                                       $     0.07         $    (0.25)        $     0.09         $    (0.40)
                                                          ----------         ----------         ----------         ----------
                                                          ----------         ----------         ----------         ----------

Weighted average shares outstanding - basic                2,453,990          2,453,990          2,453,990          2,453,990
                                                          ----------         ----------         ----------         ----------
                                                          ----------         ----------         ----------         ----------

Diluted earnings (loss) per share
  Income (loss) before extraordinary item                 $    0.00          $    (0.25)        $     0.02     $        (0.40)
  Extraordinary item                                           0.03                   -               0.03                  -
                                                          ----------         ----------         ----------         ----------
  Net income (loss)                                       $    0.03          $    (0.25)        $     0.05     $        (0.40)
                                                          ----------         ----------         ----------         ----------
                                                          ----------         ----------         ----------         ----------

Weighted average shares outstanding - diluted             5,006,822           2,453,990          5,006,822          2,453,990
                                                          ----------         ----------         ----------         ----------
                                                          ----------         ----------         ----------         ----------

See accompanying notes to condensed financial statements

                            CRAGAR INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (unaudited)

                                                                                              Six Months Ended June 30,
                                                                                          ---------------------------------
                                                                                             1999                 1998
                                                                                          ----------         --------------
Cash flows from operating activities
  Net earnings (loss)                                                                     $  307,865         $    (926,522)
  Adjustments to reconcile net earnings
   (loss) to net cash used in operating
   activities:
  Provision for (write-off of) doubtful accounts                                              46,434                97,183
  Reduction in provision for obsolete and slow
   moving inventory                                                                         (347,950)
  Depreciation and amortization of property and equipment                                    146,623               145,572
  Amortization of other assets                                                                     -                30,833
  Amortization of warrants issued with line of credit                                              -                21,900
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                                                    (911,218)             (772,225)
     Inventory                                                                             1,496,303              (185,601)
     Prepaid expenses                                                                       (184,107)             (179,765)
     Other assets                                                                                  -                12,940
     Accounts payable and accrued expenses                                                  (146,526)             (244,734)
     Accrued interest                                                                          5,577               (61,595)
                                                                                          ----------         --------------
        Net cash povided by (used in) operating activities                                   413,001            (2,062,014)
                                                                                          ----------         --------------

Cash flows from investing activities
  Purchases of property and equipment                                                       (35,690)              (137,205)
                                                                                          ----------         --------------
  Net cash used in investing activities                                                     (35,690)              (137,205)
                                                                                          ----------         --------------

Cash flows from financing activities
  Proceeds from sale of preferred stock                                                           -              1,650,000
  Net borrowings (repayments) on Norwest line of credit                                           -             (5,518,544)
  Net borrowings (repayments) on NCFC line of credit                                       (512,111)             5,102,785
  Proceeds from long-term debt                                                              260,000              1,127,000
  Repayments of long-term debt                                                             (125,200)               (41,733)
  Repayments of capital lease obligations                                                         -               (101,716)
                                                                                          ----------         --------------
        Net cash provided by (used in) financing activities                                (377,311)             2,217,792
                                                                                          ----------         --------------

        Net increase (decrease) in cash and equivalents                                           -                 18,573

Cash and cash equivalents at beginning of period                                                  -                 16,322
                                                                                          ----------         --------------

Cash and cash equivalents at end of period                                                $       -          $      34,895
                                                                                          ----------         --------------
                                                                                          ----------         --------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                 $  325,683          $     393,072
                                                                                          ----------         --------------
                                                                                          ----------         --------------

  Conversion of investor notes payable to preferred stock                                $        -          $     600,000
                                                                                          ----------         --------------
                                                                                          ----------         --------------

See accompanying notes to condensed financial information

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1999
                                    (Unaudited)

1.  Summary of Significant Accounting Policies
    Basis of Presentation:

    The interim financial data as of and for the three months and six months ended June 30, 1999, and 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

    The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.  Inventories
    Inventories consist of the following:

                                                June 30, 1999     December 31, 1998
                                                -------------     -----------------
                                                (Unaudited)
     Raw materials                                $1,873,543          $2,612,857
     Work in process                                 327,146             161,164
     Finished Goods                                1,654,710           2,577,681
                                                  ----------          ----------
                                                   3,855,399           5,351,702
     Less allowance for obsolete
       and slow-moving inventory                     651,298             999,249
                                                  ----------          ----------
     Inventories, net                             $3,204,101          $4,352,453
                                                  ----------          ----------
                                                  ----------          ----------

    The reduction in inventory was primarily the result of the Company's concentrated efforts to reduce its inventories of obsolete and slow-moving products and better correlation of inventory levels with anticipated sales to improve inventory turnover.

3.  Basic and Diluted Earnings (Loss) per Share

    Basic and Diluted Earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.  Other Related Reserves and Allowances

                                          June 30, 1999    December 31, 1998
                                          -------------    -----------------
                                            Unaudited
    Stock adjustments and returns            $254,831          $129,849
    Rebates reserve                            11,458             5,869
    Warranty reserve                          423,140           397,991
    Other reserves                             33,215            72,957

5.  Preferred Stock and Warrants

    During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of common stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of common stock at a price of $5.25 per share. On August 8, 1998, the

    Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of common stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 90,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who continue to pledge assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. As of June 30, 1999 the Company had granted warrants to purchase 73,500 shares of the Company's common stock at an exercise price equal to the fair market value on the date of grant. On May 21, 1999, the Company granted options to each of Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of common stock at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Also, on May 21, 1999, the Board of Directors of the Company passed a resolution whereby, it was agreed that, in lieu of cash payments for director fees, Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, would each be granted options to purchase 4,000 shares (or 2,000 per meeting for the February and May 1999 board meetings) of the Company's common stock, at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Until the Company's cash position improves, the Board of Directors has agreed that for each board meeting an outside director attends, the Company will grant options to that director to purchase 2,000 shares of the Company's common stock exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. During the second quarter ended June 30, 1999, no warrants or options to purchase shares of common stock were exercised and no Series A Preferred Stock was converted to common stock. Dividends in arrears for outstanding Series A Preferred Stock at June 30, 1999 totaled $214,375, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect Future Results and Financial Condition - Dependence on External Financing."

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

INTRODUCTION

     CRAGAR (the "Company") designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. CRAGAR sells its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

     The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and was amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1998). As of the year ended December 31, 1998, the balance of the excess of fair value of assets acquired over cost was zero.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three month and six month periods ended June 30, 1999 and June 30, 1998:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                          -------------------         -------------------
                                           1999         1998          1999         1998
                                          -----         -----         -----        -----
Net sales                                 100.0%        100.0%        100.0%       100.0%
Cost of goods sold                         81.1          81.5          80.1         80.8
                                          -----         -----         -----        -----
Gross profit                               18.9          18.5          19.9         19.2
SG&A                                       13.4          28.6          13.7         27.6
Amortization of negative goodwill           --            --           --           --
                                          -----         -----         -----        -----
Income (loss) from operations               5.5         (10.1)          6.2         (8.4)
Non-operating expense, net                 (4.2)         (5.8)         (4.3)        (5.4)
Income taxes                                --            --           --           --
                                          -----         -----         -----        -----
Extraordinary gain                          3.6           --            1.8         --
                                          -----         -----         -----        -----
Net earnings (loss)                         4.9%        (15.9)%         3.7%       (13.8)%
                                          -----         -----         -----        -----
                                          -----         -----         -----        -----

COMPARISON OF QUARTER ENDED JUNE 30, 1999 AND QUARTER ENDED JUNE 30, 1998

     Net sales consist of gross sales less discounts, returns and allowances. Net sales for the quarter ended June 30, 1999 were $4,203,093 compared to $3,613,535 during the quarter ended June 30, 1998, representing a 16.3% increase in sales. The increase was primarily attributable to continued sales of the Company's new wire wheel to J. H. Heafner, Inc., the Company's largest customer, expansion of new wire wheel sales to other existing customers, additional sales to existing customers and continued reduction in its inventory of slow-moving and obsolete product. Discounts, returns and allowances decreased by $59,980, or 14.9%, between the quarter ended June 30, 1999 and the quarter ended June 30, 1998. The decrease in discounts, returns and allowances was attributable to modifications in customer agreements for the period ended June 30, 1999.

     Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended June 30, 1999 was $795,148 compared to $666,776 for the quarter ended June 30, 1998. As a percentage of net sales, gross profit increased in the second quarter of 1999 compared to the second quarter of 1998, from 18.5% to 18.9%. The gross profit improvement in the quarter ended June 30, 1999 was primarily the result of product mix changes, continued cost reduction programs, and increased production, which resulted in improved overhead absorption. The Company, however, also expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the second quarter ended June 30, 1999 were $562,951 compared to $1,032,265 for the quarter ended June 30, 1998. This decrease of $469,314, or 45.5%, was due in part to the Company's continued focus on reducing SG&A expenses. The Company achieved these reductions primarily through reductions in labor and related costs, the continued implementation of a less costly sales and marketing plan and lower legal, accounting and professional fees.

     Non-operating expenses, net, for the second quarter of 1999 were $174,987 compared to $210,431 for the second quarter of 1998. The decrease of $35,444, or 16.8%, was primarily attributable to lower related loan fees and costs charged under its credit facility.

     Because of carry-forward losses from previous years, the Company had no income tax provision in the second quarter of 1999 or 1998.

     Net earnings for the second quarter ended June 30, 1999 were $207,410 compared to a net loss of $575,920 for the second quarter ended June 30, 1998. Excluding the extraordinary gain of $150,200, resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the three months ended June 30, 1999 of $57,210. Basic earnings per share for the second quarter ended June 30, 1999 was $.07 compared to basic loss per share of $.25 for the second quarter ended June 30, 1998. Diluted earnings per share for the three months ended June 30, 1999 was $.03 compared to a diluted loss per share of $.25 for the same three month period in 1998. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30,
1998

     Net sales increased by $1,661,124 from $6,728,732 in the six month period ended June 30, 1998 to $8,389,856 for the six month period ended June 30, 1999. The 24.7% increase was primarily attributable to sales of the Company's new wire wheel to J. H. Heafner, Inc., the Company's largest customer, and other existing customers, additional sales to existing customers, and reduction in its inventory of slow-moving and obsolete products.

     Gross profit for the six months ended June 30, 1999 was $1,668,441 compared to $1,294,506 for the same period in 1998. As a percentage of sales, gross profit improved from 19.2% for the six month period ended June 30, 1998 to 19.9% for the six month period ended June 30, 1999. The gross profit improvement during the six months ended June 30, 1999 was primarily the result of product mix changes, continued cost reduction programs, and increased production, which resulted in improved overhead absorption. Cost reduction efforts, including the reduction of production personnel and outsourcing of selected manufacturing processes, positively affected gross profit in the first six months of 1999. However, the Company also expects its gross profit and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors, such as overhead absorption. Overhead absorption variations result from changes in production levels and efficiencies.

     SG&A expenses for the six months ended June 30, 1999 decreased $706,963 from $1,858,696 to $1,151,733, as compared to the six months ended June 30, 1998. This 38% decrease was due in part to the Company's concentrated focus on reducing SG&A expenses. The Company achieved these reductions primarily through reductions in labor and related costs, implementation of a less costly sales and marketing plan, and lower legal, accounting, and professional fees.

     Interest expense was $331,260 for the six months ended June 30, 1999 as compared to $331,477 for the same period for 1998. Though the outstanding debt was higher during the six months ended June 30, 1999, the interest rate charged by the Company's lender and related loan fees and costs were less than the same period in 1998.

     Net earnings for the six months ended June 30, 1999 were $307,865 compared to a net loss of $926,522 for the six months ended June 30, 1998. Excluding the extraordinary gain of $150,200 resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the six months ended June 30, 1999 of $157,665. Basic earnings per share for the six months ended June 30, 1999 was $.09 compared to a basic loss per share of $.40 for the six months ended June 30, 1998. Diluted earnings per share was $.05 for the six months ended June 30, 1999 versus a diluted loss per share of $.40 for the six months ended June 30, 1998. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. During the quarter ended June 30, 1999, the Company negotiated a short-term overadvance provision of $250,000 as part of its NCFC Credit Facility. The overadvance provision is scheduled to expire during the third quarter of 1999. There can be no assurance that, if requested by the Company, NCFC will extend the overadvance provision beyond the current expiration date. As of June 30, 1999, the outstanding balance under the NCFC Credit Facility was approximately $6,140,000, and the Company had excess availability of approximately $195,000, excluding the overadvance provision. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of cash dividend payments.

     At June 30, 1999, the Company had an accumulated deficit of $15,920,776. For the six months ended June 30, 1999, the Company's operating activities provided $413,001 of cash, which was primarily attributable to the Company' net earnings for the period and the decrease in inventory. During the six months ended June 30, 1999, the Company's financing activities used $377,311 of cash. The decrease in cash from financing activities was primarily due to a net decrease of $512,111 in net borrowings under the revolving line of the NCFC Credit Facility and long-term debt payments of $62,600. The Company received $260,000 in proceeds from loans provided by private lenders during the first quarter of 1999.

     Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations and its current cash position will be sufficient to fund the Company's working capital requirements for 1999, there can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. Therefore, the Company is currently attempting to secure additional funding, which may include equity or subordinated debt. No assurance can be given of the Company's ability to obtain such funding on favorable terms, if at all. If the Company is unable to obtain additional funding, its ability to meet its current and future business plans could be materially and adversely affected.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which became effective for the Company on January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 did not have a material impact on the Company.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which will become effective for the Company on July 1, 1999. Management does not expect the adoption of SFAS No. 132 to have a material impact on the Company.

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

HISTORY OF PREVIOUS LOSSES

     The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1998 declined to $12,081,884 from $16,545,159 for the year ended December 31, 1997. As of June 30, 1999, the Company had cumulative losses of $15,920,776 and total stockholders' deficit of $1,848,529.

DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

     A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 64.5% of the Company's gross sales for the first six months of 1999. The top three customers accounted for 39.5% of gross sales. For the six months ended June 30, 1999, J. H. Heafner Company, Inc. accounted for 28.5% of gross sales, ATECH Motorsports accounted for 6.2% of gross sales, and B & R/Player Wire Wheels accounted for 4.8% of gross sales. For the year ended December 31, 1998, the Company's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J. H. Heafner Company, Inc. accounting for 13.5%, Keystone Automotive Operations, Inc. 7.7%, and RELCO Corp. 5.1%. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

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

LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES

     The Company's common stock and warrants are quoted on the OTC Bulletin Board under the symbol "CRGR" and "CRGRW", respectively. The Company's capital and surplus and shareholders' equity have fallen below the minimums required by Nasdaq and the Boston Stock Exchange, primarily as a result of continuing losses. As a result, the Company's common stock and warrants are no longer listed on Nasdaq and the Boston Stock Exchange. There can be no assurance that the Company in the future will meet the requirements for listing on Nasdaq or the Boston Stock Exchange with respect to the common stock or warrants. If the Company fails to re-attain such listings, holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock and warrants. In addition, if the Company fails to re-attain Nasdaq listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's security holders to dispose of common stock and warrants.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate, and has a maturity date of April 2002. During the quarter ended June 30, 1999, the Company negotiated a short-term overadvance provision of $250,000 as part of its NCFC Credit Facility. The overadvance provision is scheduled to expire during the third quarter of 1999. There can be no assurance that, if requested by the Company, NCFC will extend the overadvance provision beyond the current expiration date. As of June 30, 1999, the outstanding amount owed by the Company under the NCFC Credit Facility was approximately $6,140,000, and the Company had excess availability of approximately $195,000, excluding the $250,000 overadvance provision. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $1,500,000 that was pledged to NCFC by three private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares of common stock on an annual basis per $100,000 pledged as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of the Company's common stock on the date of grant. In addition, during March 1999, the Company obtained additional secured subordinated debt financing in the amount of $260,000 from three private lenders. The terms of this financing provide for an annual interest rate of 10% with maturity in March 2001. This financing is subordinate to the NCFC Credit Facility. In exchange for the financing, the Company also agreed to grant, to the lenders warrants to purchase 33,333 shares of common stock at an exercise price of $3.00 per share for each $100,000 in extended debt.

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

     As a result of its review to date, the Company has determined that certain of its internal software systems are inadequate for the Company's future business needs, and need to be upgraded because of various considerations, including Year 2000 non-compliance. In certain cases the timing of system upgrades is being accelerated because of the Year 2000 issue, although the Company believes upgrades, modification or replacement would have been necessary in the near future regardless of such issues. The Company expects to make necessary upgrades to its computer information systems, related to Year 2000 non-compliance, prior to the Year 2000. Other upgrades, modifications or replacement identified through this review process that are not critical to the Year 2000 issue will be undertaken in an orderly manner so as to not disrupt the Company's on-going operations. These non-critical upgrades, changes or modifications may not be started or completed by the Year 2000. The costs for upgrades or replacement of systems will be capitalized as assets and subsequently amortized over the estimated life of the assets. The costs for modification of systems will be expensed in the period incurred. The Company believes the costs of upgrades to the current information technology systems will not exceed $75,000, including internal payroll costs, and will not have a material affect on its financial position or results of operations. The upgrades are expected to be made early in the third quarter 1999 and the full integration of the upgrades are expected to be complete by September 30, 1999.

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

CONTROL BY EXISTING STOCKHOLDERS

     The directors, officers, and principal stockholders of the Company beneficially own more than 48.9% of the Company's outstanding common stock, assuming exercise of all outstanding options and warrants and conversion of Series A Preferred Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF STOCK

     The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for $2.25 million in additional capital, which as of June 30, 1999, could have been converted into approximately 781,721 shares of common stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family beneficially held, as of June 30, 1999, over 20.3% of the Company's common stock assuming exercise of all outstanding options and warrants and conversion of Series A Preferred Stock. The successful implementation of the Company's business strategies may involve the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

     The Company filed suit against Titan Wheel International, Inc., a/k/a Automotive Wheels, Inc., and Titan International, Inc. ("Titan") in the Superior Court of Maricopa County, Arizona on February 17, 1999. The suit has since been removed to, and is currently pending in, the United States District Court for the District of Arizona.

The suit claims breach of agreement, breach of warranty and conversion in connection with an agreement between the Company and Titan dated April 3, 1996. The suit claims damages in excess of $2.25 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company had dividends in arrears for outstanding Series A Preferred Stock at June 30, 1999 totaling $214,375, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 21, 1999. The shareholders elected the following persons to serve for one-year terms as directors of the Company (with votes cast for, against, or withheld):

                                  Votes For      Votes Against   Votes Withheld
                                  ---------      -------------   -------------
Election of Directors
     Michael L. Hartzmark         2,105,131            0                0
     Sidney Dworkin               2,105,131            0                0
     Mark Schwartz                2,105,131            0                0
     Donald E. McIntyre           2,105,131            0                0
     Michael Miller               2,105,131            0                0

ITEM 5.  OTHER INFORMATION

     During the second quarter ended June 30, 1999, the Company entered into a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. to exchange 75,000 shares of the Company's common stock for 240,000 shares of common stock of Wrenchead.com, Inc. Wrenchead.com, Inc. is a start-up company engaged in internet e-commerce with a focus on providing a comprehensive website to market and sell aftermarket automotive products, including Cragar's products. The Company anticipates that this transaction will formally close during the third quarter of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.                Description
         -----------                ------------

           3.1             Second Amended and Restated Certificate of Incorporation
                           of the Registrant filed with the State of Delaware on
                           October 1, 1996*
           3.2             Amended and Restated Bylaws of the Registrant*
          11               Schedule of Computation of Earnings per Share
          27.1             1999 Financial Data Schedule for the Three and Six Months
                           Ended June 30, 1999

         (b)               Reports on Form 8-K

                           The Company filed a Form 8-K on May 21, 1999
                           regarding the change in the Company's independent accountant.
----------------
Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CRAGAR INDUSTRIES, INC.

Dated:  August 13, 1999                         By: /s/ Michael L. Hartzmark
        -----------------                           -------------------------
                                                    Michael L. Hartzmark
                                                    President and CEO

Dated:  August 13, 1999                         By: /s/ Richard P. Franke
        -----------------                           ---------------------------
                                                    Richard P. Franke
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)