Form 10QSB
period 1999-09-30
CRAGAR INDUSTRIES INC /DE
filed 1999-11-15
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Number of shares of common stock, $.01 par value, outstanding as of September 30, 1999: 2,456,990.

Transitional small business disclosure format. Yes [ ] No [X]

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CRAGAR INDUSTRIES, INC.
                          Condensed Balance Sheets
                  September 30, 1999 and December 31, 1998



                                                                                   September 30,          December 31,
                                                                                       1999                   1998
                                                                                   -------------          ------------
                        ASSETS                                                      (unaudited)
Current Assets:

      Cash and cash equivalents                                                    $     265,155          $          -
      Accounts receivable, less allowance for doubtful accounts of
        $195,303 as of 9/30/99 and $108,995 as of 12/31/98                             1,883,313             2,879,277
      Inventories, net                                                                 3,185,693             4,352,453
      Prepaid expenses                                                                   315,246               200,017
                                                                                   -------------          ------------
         Total current assets                                                          5,649,407             7,431,747

Property and equipment, net                                                              496,747               654,534
Other assets, net                                                                         21,320                21,320
                                                                                   -------------          ------------
                                                                                   $   6,167,474          $  8,107,601
                                                                                   -------------          ------------
                                                                                   -------------          ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Accounts payable                                                             $   1,425,628          $  2,376,112
      Accrued expenses                                                                 1,280,952             1,032,644
      Accrued interest                                                                    79,609                74,678
      Line of credit                                                                     496,305             2,530,161
      Long-term debt, current installments                                               250,400               250,400
                                                                                   -------------          ------------
         Total current liabilities                                                     3,532,894             6,263,995

Line of credit, excluding current installments                                         3,478,133             3,290,333
Long-term debt, excluding current installments                                           781,867               709,667
                                                                                   -------------          ------------
         Total liabilities                                                             7,792,894            10,263,995
                                                                                   -------------          ------------
Stockholders' equity:

      Preferred stock, par value $.01; authorized 200,000 shares
         22,500 shares issued and outstanding                                                225                   225
      Additional paid-in capital - preferred                                           1,880,294             2,090,513
      Common stock, par value $.01; authorized 5,000,000 shares
         2,456,990 shares issued and outstanding                                          24,570                24,540
      Additional paid-in capital - common                                             12,097,115            12,097,115
      Accumulated deficit                                                            (15,627,624)          (16,368,787)
                                                                                   -------------          ------------
         Total stockholders' equity (deficit)                                      $  (1,625,420)           (2,156,394)
                                                                                   -------------          ------------

                                                                                   $   6,167,474          $  8,107,601
                                                                                   -------------          ------------
                                                                                   -------------          ------------

            See accompanying notes to condensed financial statements

                           CRAGAR INDUSTRIES, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
       Three Months and Nine Months Ended September 30, 1999 and 1998
                               (unaudited)


                                                                 Three Months Ended                Nine Months Ended
                                                                 September 30, 1999                September 30, 1999
                                                           ----------------------------      -----------------------------
                                                               1999             1998             1999              1998
                                                           -----------      -----------      ------------      -----------
Net Sales                                                  $ 2,428,920      $ 2,981,267      $ 10,818,776      $ 9,709,999
Cost of goods sold                                           1,806,393        2,740,636         8,527,808        8,174,862
                                                           -----------      -----------      ------------      -----------
        Gross profit                                           622,527          240,631         2,290,968        1,535,137
Selling, general and administrative expenses                   501,975        1,381,903         1,653,708        3,240,599
                                                           -----------      -----------      ------------      -----------
        Income (loss) from operations                          120,552       (1,141,272)          637,260       (1,705,462)
                                                           -----------      -----------      ------------      -----------
Non-operating (income) expenses, net
     Interest expense                                          145,658          163,826           476,918          495,303
     Gain on sale of economic rights to certain assets        (272,600)               -          (272,600)               -
     Other, net                                                 24,385           44,717            52,168           75,572
                                                           -----------      -----------      ------------      -----------
        Total non-operating expenses                          (102,557)         208,543           256,486          570,875
                                                           -----------      -----------      ------------      -----------

Income (loss) before income taxes
     and extraordinary items                                   223,109       (1,349,815)          380,774       (2,276,337)
Income taxes                                                         -                -                 -                -
                                                           -----------      -----------      ------------      -----------
Income (loss) before extraordinary item                        223,109       (1,349,815)          380,774       (2,276,337)

Extraordinary item
     Gain on forgiveness of debt                                     -                -           150,200                -
                                                           -----------      -----------      ------------      -----------
Net income (loss)                                          $   223,109      $(1,349,815)     $    530,974      $(2,276,337)
                                                           -----------      -----------      ------------      -----------
                                                           -----------      -----------      ------------      -----------
Basic earnings (loss) per share
     Income (loss) before extraordinary item               $      0.07      $     (0.57)     $       0.11      $     (0.97)
     Extraordinary item                                              -                -              0.06                -
                                                           -----------      -----------      ------------      -----------
     Net income (loss)                                     $      0.07      $     (0.57)     $       0.17      $     (0.97)
                                                           -----------      -----------      ------------      -----------
                                                           -----------      -----------      ------------      -----------
Weighted average shares outstanding - basic                  2,456,990        2,453,990         2,456,990        2,453,990
                                                           -----------      -----------      ------------      -----------
                                                           -----------      -----------      ------------      -----------
Diluted earnings (loss) per share
     Income (loss) before extraordinary item               $      0.04      $     (0.57)     $       0.05      $     (0.97)
     Extraordinary item                                              -                -              0.03                -
                                                           -----------      -----------      ------------      -----------
     Net income (loss)                                     $      0.04      $     (0.57)     $       0.08      $     (0.97)
                                                           -----------      -----------      ------------      -----------
                                                           -----------      -----------      ------------      -----------
Weighted average shares outstanding - diluted                5,183,197        2,453,990         5,183,197        2,453,990
                                                           -----------      -----------      ------------      -----------
                                                           -----------      -----------      ------------      -----------

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.

                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998

                                   (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                             ------------------------------------------
                                                                                    1999                   1998
                                                                             --------------------   -------------------
Cash flows from operating activities
     Net earnings (loss)                                                             $   530,974          $ (2,276,337)
     Adjustments to reconcile net earnings (loss) to net cash
            used in operating activities:
     Provision for (write-off of) doubtful accounts                                       86,308               241,777
     Reduction in provision for obsolete and slow moving inventory                      (376,429)               24,799
     Depreciation and amortization of property and equipment                             216,854               219,871
     Amortization of other assets                                                              -                61,667
     Amortization of warrants issued with line of credit                                       -                21,900
     Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                             909,656              (414,382)
         Inventory                                                                     1,543,189              (144,449)
         Prepaid expenses                                                               (115,229)             (132,245)
         Other assets                                                                          -                12,940
         Accounts payable and accrued expenses                                          (702,176)              324,626
         Accrued interest                                                                  4,930               (65,791)
                                                                             --------------------   -------------------
            Net cash povided by (used in) operating activities                         2,098,077            (2,125,624)
                                                                             --------------------   -------------------
Cash flows from investing activities
     Purchases of property and equipment                                                 (59,066)              (43,468)
                                                                             --------------------   -------------------
            Net cash used in investing activities                                        (59,066)              (43,468)
                                                                             --------------------   -------------------
Cash flows from financing activities
     Proceeds from sale of preferred stock                                                     -             1,650,000
     Net borrowings (repayments) on Norwest line of credit                                     -            (5,518,544)
     Net borrowings (repayments) on NCFC line of credit                               (1,846,056)            5,369,226
     Proceeds from long-term debt                                                        260,000             1,127,000
     Repayments of long-term debt                                                       (187,800)             (104,333)
     Repayments of capital lease obligations                                                   -              (105,626)
                                                                             --------------------   -------------------
            Net cash provided by (used in) financing activities                       (1,773,856)            2,417,723
                                                                             --------------------   -------------------
            Net increase (decrease) in cash and equivalents                              265,155               248,631

Cash and cash equivalents at beginning of period                                               -                16,322
                                                                             --------------------   -------------------
Cash and cash equivalents at end of period                                           $   265,155          $    264,953
                                                                             --------------------   -------------------
                                                                             --------------------   -------------------
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $   471,987          $    561,094
                                                                             --------------------   -------------------
                                                                             --------------------   -------------------
     Conversion of investor notes payable to preferred stock                         $         -          $    600,000
                                                                             --------------------   -------------------
                                                                             --------------------   -------------------

           See accompanying notes to condensed financial information

                             CRAGAR INDUSTRIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

1.       Summary of Significant Accounting Policies and Practices Basis of
         Presentation:

         The interim financial data of Cragar Industries, Inc. (the Company) as of and for the three months and nine months ended September 30, 1999 and 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories

         Inventories consist of the following:

                                                                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                                 ------------------         -----------------
                                                                                    (Unaudited)
                  Raw materials                                                   $ 1,665,082                  $ 2,612,857
                  Work in process                                                     113,969                      161,164
                  Finished Goods                                                    2,029,462                    2,577,681
                                                                                  -----------                  -----------
                                                                                    3,808,513                    5,351,702
                  Less allowance for obsolete and slow-moving inventory               622,820                      999,249
                                                                                  -----------                  -----------
                  Inventories, net                                                $ 3,185,693                  $ 4,352,453
                                                                                  -----------                  -----------
                                                                                  -----------                  -----------

3.       Basic and Diluted Earnings (Loss) per Share

         Basic and diluted earnings and loss per share amounts are based on the weighted average number of common shares outstanding as reflected on
         Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.       Other Related Reserves and Allowances

                                                                                 SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                                 ------------------         -----------------
                                                                                    (Unaudited)
                  Stock adjustments and returns                                  $      187,577               $     129,849
                  Rebates reserve                                                         4,235                       5,869
                  Warranty reserve                                                      420,575                     397,991
                  Other reserves                                                         48,331                      72,957

5.       Preferred Stock and Warrants

         During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of common stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of common stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of common stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 90,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who continue to pledge assets to secure the Company's obligations under the Loan and Credit
         Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. As of September 30, 1999 the Company had granted warrants to purchase 73,500 shares of the Company's common stock at exercise prices equal to the fair market value on the dates of grant. During the first quarter of 1999 the Company agreed to grant warrants to certain individuals who provided financing to the Company in the aggregate principal amount of $260,000 during March 1999. For each $100,000 made available to the Company, the Company granted warrants to purchase 33,333 shares of common stock at an exercise price of $3.00 per share. On May 21, 1999, the Company granted options to Sidney Dworkin, Donald McIntyre and Mark Schwartz, each of whom are outside Directors of the Company, to purchase 2,000 shares of common stock at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Also, on May 21, 1999, the Company agreed that, in lieu of cash payments for director fees, Messrs. Dworkin, McIntyre and Schwartz would each be granted options to purchase 4,000 shares
         (or 2,000 per meeting for the February and May 1999 board meetings) of the Company's common stock, at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Until the Company's cash position improves, the Board of Directors has agreed that for each board meeting an outside director attends, the Company will grant options to that director to purchase 2,000 shares of the Company's common stock exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. As a result, the Company granted to each of the outside directors options to purchase 2,000 shares of the Company's common stock at an exercise price of $3.125, which was the fair market value on the date of grant, for their attendance at the August 1999 board meeting. During the third quarter ended September 30, 1999, no warrants or options to purchase shares of common stock were exercised and no Series A Preferred Stock was converted to common stock. Dividends in arrears for outstanding Series A Preferred Stock at September 30, 1999 totaled $253,750, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect
         Future Results and Financial Condition -Dependence on External Financing."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, anticipated consequences of the completed transaction with Weld Racing, Inc. and the proposed transaction with Carlisle Tire & Wheel Co., expectations regarding cash flow and the sufficiency of working capital, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this
     Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences.

     INTRODUCTION

          Cragar Industries, Inc. (the "Company") designs, produces, and sells high-quality custom vehicle wheels and wheel accessories. The Company possesses one of the most widely recognized brand names in the automotive aftermarket industry. The Company markets a wide selection of custom wheels and components that are designed to appeal to automotive enthusiasts who desire to modify the styling, design, or performance of their cars, trucks, or vans. The Company historically has sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

          The Company was formed in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. The fair value of the net assets acquired exceeded the final purchase price, and, accordingly, the fair value of the property and equipment, patents, trademarks, and copyrights acquired was reduced to zero. The remaining balance of $3,687,341 was classified as excess of fair value of assets acquired over cost (commonly referred to as negative goodwill) and was amortized to income over five years using the straight-line method ($737,468 per annum through December 31, 1998). As of December 31, 1998, the balance of the excess of fair value of assets acquired over cost was zero.

     RESULTS OF OPERATIONS

          The following table sets forth various items as a percentage of net sales revenue for the three month and nine month periods ended September 30, 1999 and September 30, 1998:

                                  THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                         1999           1998                    1999          1998
                                        -----          -----                   -----          -----
Net sales                               100.0%         100.0%                  100.0%         100.0%
Cost of goods sold                       74.4           91.9                    78.8           84.2
                                        -----          -----                   -----          -----

Gross profit                             25.6            8.1                    21.2           15.8
SG&A                                     20.6           46.4                    15.3           33.4
                                        -----          -----                   -----          -----

Income (loss) from operations             5.0          (38.3)                    5.9          (17.6)
Non-operating income (expense) net        4.2           (7.0)                   (2.4)          (5.8)
Income taxes                                -              -                       -              -
Extraordinary gain                          -              -                     1.4              -
                                        -----          -----                   -----          -----
Net earnings (loss)                       9.2%         (45.3)%                   4.9%         (23.4)%
                                        =====          =====                   =====          =====


     COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 AND QUARTER ENDED SEPTEMBER 30, 1998

          Net sales consist of gross sales less discounts, returns and allowances. Net sales for the quarter ended September 30, 1999 were $2,428,920 compared to $2,981,267 during the quarter ended September 30, 1998, representing an 18.5% decrease in sales. The decrease was primarily attributable to a slow-down in orders by the Company's largest customer. Discounts, returns and allowances increased by 26.0% from the comparable quarter ended September 30, 1998. The increase in discounts, returns and allowances was primarily attributable to seasonal trends and increase in business with national retailers for the quarter ended September 30, 1999.

          Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended September 30, 1999 was $622,527 compared to $240,631 for the quarter ended September 30, 1998. As a percentage of net sales, gross profit increased in the third quarter of 1999 compared to the third quarter of 1998, from 8.1% to 25.6%. The increase in gross profit from the third quarter of 1998 to the third quarter of 1999 was attributable to continued focus on decreasing manufacturing costs, a change in the established product mix, higher average prices on certain products and higher margins realized on an increased percentage of sales to retail customers. The Company expects its gross profits and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors. The Company also anticipates its future operating results to change significantly if the proposed transaction with Carlisle Tire & Wheel Co. is completed. See "Management's Discussion and Analysis or
     Plan of Operations -- Recent Developments."

          Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. SG&A expenses for the third quarter ended September 30, 1999 were $501,975 compared to $1,381,903 for the quarter ended September 30, 1998. This decrease of 63.7% was primarily due to the Company's continued cost cutting programs and a significant reduction in marketing expenses spent over the third quarter in 1998.

          Non-operating income, net, for the third quarter of 1999 was $102,557 compared to non-operating expenses, net of $208,543 for the third quarter of 1998. The decrease of $311,100 was primarily attributable to gain on sale of the economic rights to certain assets. The Company sold the economic rights derived from certain assets for $300,000 during the third quarter of 1999. The gain on the sale, after deducting the underlying cost of the assets and related selling costs, totaled $272,600. In addition, the Company had lower interest costs resulting from a lower outstanding balance on the NCFC Credit Facility (as defined herein). See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

          Because of its carry-forward losses from previous years, the Company had no income tax provision in the third quarter of 1999 or 1998.

          Net earnings for the third quarter ended September 30, 1999 were $223,109 compared to a net loss of $1,349,815 for the third quarter ended September 30, 1998. Basic earnings per share for the third quarter ended September 30, 1999 was $.07 compared to a basic loss per share of $.57 for the third quarter ended September 30, 1998. Diluted earnings per share for the three months ended September 30, 1999 were $.04 compared to the diluted loss per share of $.57 for the same three month period in 1998. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

          Net sales increased 11.4% from $9,709,999 in the nine month period ended September 30, 1998 to $10,818,776 for the nine month period ended September 30, 1999. The increase was primarily attributable to sales of the Company's new wire wheel to J. H. Heafner, Inc., the Company's largest customer, and other existing customers, additional sales to existing customers, and reduction in its inventory of slow-moving and obsolete products.

          Gross profit for the nine months ended September 30, 1999 was $2,290,968 compared to $1,535,137 for the same period in 1998. As a percentage of sales, gross profit improved from 15.8% for the nine month period ended September 30, 1998 to 21.2% for the nine month period ended September 30, 1999. The gross profit improvement during the nine months ended September 30, 1999 was primarily the result of product mix changes, continued cost reduction programs, and increased production, which resulted in improved overhead absorption. Cost reduction efforts, including the reduction of production personnel and outsourcing of selected manufacturing processes, positively affected gross profit in the first nine months of 1999. However, the Company also expects its gross profit and overall results of operations to vary from period to period based upon a variety of factors, including changes in order levels from customers, the timing of orders, changes in product mix, the level of net sales and other factors, such as overhead absorption. Overhead absorption variations result from changes in production levels and efficiencies. The Company also anticipates its future operating results to change significantly if the proposed transaction with Carlisle Tire & Wheel Co. is completed. See "Management's
     Discussion and Analysis or Plan of Operations -- Recent Developments."

          The Company sold the economic rights derived from certain assets for $300,000 during the third quarter of 1999. The gain on the sale, after deducting the underlying cost of the assets and related selling costs, totaled $272,600.

          SG&A expenses for the nine months ended September 30, 1999 decreased $1,586,891 to $1,653,708 from $3,240,599 over the nine months ended
     September 30, 1998. This 49.0% decrease was due in part to the Company's concentrated focus on reducing SG&A expenses. The Company achieved these reductions primarily through reductions in labor and related costs, implementation of a less costly sales and marketing plan, and lower legal, accounting, and professional fees.

          Non-operating expenses, net, for the nine months ended September 30, 1999 were $256,486 compared to $570,875 for the same period for 1998. The decrease of $314,389 was primarily attributable to the gain on sale of the economic rights to certain assets. The Company sold the economic rights derived from certain assets for $300,000 during the third quarter of 1999. The gain on the sale, after deducting the underlying cost of the assets and related selling costs, totaled $272,600. In addition the Company had lower interest costs resulting from a lower outstanding balance on the NCFC Credit Facility (as defined herein). See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

          Net earnings for the nine months ended September 30, 1999 were $530,974 compared to a net loss of $2,276,337 for the nine months ended September 30, 1998. Excluding the extraordinary gain of $150,200 resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the nine months ended September 30, 1999 of $380,774. Basic earnings per share for the nine months ended September 30, 1999 was $.17 compared to a basic loss per share of $.97 for the nine months ended September 30, 1998. Diluted earnings per share were $.08 for the nine months ended September 30, 1999 versus a diluted loss per share of $.97 for the nine months ended September 30, 1998. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

     LIQUIDITY AND CAPITAL RESOURCES

          On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. During the quarter ended June 30, 1999, the Company negotiated a short-term overadvance provision of $250,000 as part of its NCFC Credit Facility. The overadvance provision expired during the third quarter of 1999. As of September 30, 1999, the outstanding balance under the NCFC Credit Facility was approximately $4,750,000, and the Company had excess availability of approximately $80,000. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of cash dividend payments.

          At September 30, 1999, the Company had an accumulated deficit of $15,627,624. For the nine months ended September 30, 1999, the Company's operating activities provided $2,098,077 of cash, which was primarily attributable to the Company' net earnings for the period and the decrease in accounts receivable and inventory. During the nine months ended September 30, 1999, the Company's financing activities used $1,773,856 of cash. The decrease in cash from financing activities was primarily due to a net decrease of $1,846,056 in net borrowings under the revolving line of the NCFC Credit Facility and long-term debt payments of $187,800. The Company received $260,000 in proceeds from loans provided by private lenders during the first quarter of 1999.

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

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which became effective for the Company on July 1, 1999. The adoption of SFAS No. 133 did not have a material impact on the Company.

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

     RECENT DEVELOPMENTS

          On September 30, 1999, the Company agreed to sell the assets related to its wrought aluminum wheel business to Weld Racing, Inc. in exchange for $98,070 in cash and an as yet undetermined amount in the form of short-term promissory notes. The Company also agreed to grant Weld Racing an exclusive license to manufacture, distribute and sell its wrought aluminum wheels in exchange for a royalty based on net sales of these products by Weld Racing. Cragar completed these transactions in October 1999. Copies of the Agreement of Purchase and Sale of Assets and the Exclusive Field of Use License Agreement are included as exhibits to this report, although certain specified information has been omitted as confidential and filed with the Commission.

          On October 15, 1999, the Company agreed to sell the assets related to its steel outer rim wheel business to Carlisle Tire & Wheel Co. in exchange for cash in an amount to be determined at closing. The Company also agreed to grant Carlisle an exclusive license to manufacture, distribute and sell its steel outer rim wheels in exchange for a royalty based on net sales of these products sold by Carlisle. This transaction is subject to a number of conditions, including approval by the holders of at least a majority of Cragar's outstanding common stock. In connection with a special meeting of shareholders to be held not later than January 15, 2000, Cragar will distribute a proxy statement to its shareholders providing information regarding the proposed transaction. If the shareholders approve the proposed transaction with Carlisle, the Company intends to complete the transaction as soon as practicable after the meeting, but in no event later than January 15, 2000. If the proposed transaction with Carlisle is completed, the Company anticipates a substantial decrease in both net sales and costs resulting from the outsourcing of its manufacturing and distribution operations in exchange for royalty payments from others. Copies of the Agreement of Purchase and Sale of Assets and the Exclusive Field of Use License Agreement are included as exhibits to this report, although certain information has been omitted as confidential and filed with the Commission.

     FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

          The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

     HISTORY OF PREVIOUS LOSSES

          The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. There can be no assurance that the Company will be profitable in the future. For the nine months ended September 30, 1999, the Company incurred net earnings of $530,974. Net sales for the nine months ended September 30, 1999 increased to $10,818,776 from $9,709,999 for the same period in 1998. As of September 30, 1999, the Company had an accumulated deficit of $15,627,624 and a total stockholders' deficit of $1,625,420.

     DEPENDENCE ON KEY DISTRIBUTORS; IMPLEMENTATION OF NEW DISTRIBUTION CHANNELS

          A limited number of customers have accounted for a substantial portion of the Company's revenue in each year. The financial condition and success of its current customers and the Company's ability to obtain orders from new customers are critical to the Company's success. The Company's top ten customers accounted for approximately 67.6% of the Company's gross sales for the first nine months of 1999. The top three customers accounted for 39.7% of gross sales. For the nine months ended September 30, 1999, J. H. Heafner Company, Inc. accounted for 23.4% of gross sales, Buckeye Sales, Inc. accounted for 8.4% of gross sales, and ATECH Motorsports accounted for 7.9% of gross sales. For the year ended December 31, 1998, the Company's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J. H. Heafner Company, Inc. accounting for 13.5%, Keystone Automotive Operations, Inc. 7.7%, and RELCO Corp. 5.1%. Due to the significant concentration of sales to the Company's top ten customers, the loss of any one such customer could have a material impact on the Company's results of operations and financial condition.

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

     DEPENDENCE ON THIRD PARTY SUPPLIERS

          The Company's business depends upon the assembly of component parts and the shipment of finished wheels and wheel accessories from third-party suppliers. From time to time, the Company has experienced delays in the delivery of component parts and finished products from vendors. In addition, one of the Company's significant suppliers is located in China, which from time to time has been subject to numerous trading restrictions by the United States. The Company also has suppliers in Brazil, Korea and Taiwan. The purchase of materials from foreign suppliers may be adversely affected by political and economic conditions abroad over which the Company has no control. Although to date the Company has generally been able to acquire adequate supplies of such components and finished product in a timely manner, any extended interruption in supply, significant increase in the price, or reduction in the quality of such components could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has begun to outsource selectively the production of some of its products and intends to increase such outsourcing in the future, particularly to the extent the Company completes the proposed transaction with Carlisle Tire & Wheel Co.. While the Company anticipates that such outsourcing programs will stabilize costs and shift certain inventory, warranty, and other risks to its suppliers, there can be no assurance that the continued or increased outsourcing of its products will have these desired effects.

     LISTING AND MAINTENANCE CRITERIA FOR SECURITIES; PENNY STOCK RULES AND LACK OF ACTIVE TRADING MARKET

          The Company's common stock and warrants are quoted on the OTC Bulletin Board under the symbol "CRGR" and "CRGRW", respectively. The Company's capital and surplus and shareholders' equity have fallen below the minimums required by Nasdaq and the Boston Stock Exchange, primarily as a result of continuing losses. As a result, the Company's common stock and warrants are no longer listed on Nasdaq and the Boston Stock Exchange and trading volume of the Company's securities has been insignificant. There can be no assurance that the Company in the future will meet the requirements for listing on Nasdaq or the Boston Stock Exchange with respect to the common stock or warrants. If the Company fails to re-attain such listings, holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock and warrants. In addition, if the Company fails to re-attain Nasdaq listing for its securities, and no other exclusion from the definition of a "penny stock" under the Securities Exchange Act of 1934 is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for the Company's security holders to dispose of common stock and warrants.

          Although the Company believes that the amount available under the NCFC Credit Facility together with cash from operations and funds received from the additional debt financed during the first quarter ended March 31, 1999, will be sufficient to fund the Company's working capital requirements for 1999, there can be no assurance that the Company's cash flow from operations, together with its current cash position and amounts available under the NCFC Credit Facility, will be sufficient to implement fully its business strategies especially in the event that the Company is required to refinance or replace the NCFC Credit Facility. Because the NCFC Credit Facility is secured by substantially all of the Company's assets, a default by the Company would likely have a material adverse effect on the Company's financial condition.

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

          The Company initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

          As a result of its review to date, the Company determined that certain of its internal software systems were inadequate for the Company's future business needs, and needed to be upgraded because of various considerations, including Year 2000 non-compliance. In certain cases the timing of system upgrades were accelerated because of the Year 2000 issue, although the Company believes upgrades, modification or replacement would have been necessary in the near future regardless of such issues. The upgrades were made early in the third quarter 1999 and the full integration of the upgrades were completed by September 30, 1999. The Company will continue to monitor and test the upgrades during the fourth quarter of 1999 to insure their reliability and compliancy.

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

     NO ASSURANCE OF SUCCESSFUL ACQUISITIONS AND STRATEGIC ALLIANCES

          The Company continues to consider acquisitions of and strategic alliances with other companies that could complement the Company's existing business, including outsourcing its manufacturing and sales operations and acquisitions of complementary product lines. There can be no assurance that suitable acquisition or joint venture candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more acquisitions or alliances, there can be no assurance that the acquisitions or alliances will positively affect the Company's results of operations. Acquisitions and alliances involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, the potential loss of key employees of the acquired company, and greater dependence on the manufacturing and distribution capabilities of third parties, all of which could have a material adverse effect on the Company.

     RELIANCE ON INTELLECTUAL PROPERTY

          The Company owns the rights to certain trademarks and patents, relies on trade secrets and proprietary information, technology, and know-how, and seeks to protect this information through agreements with employees and vendors. There can be no assurance that the Company's patents will preclude the Company's competitors from designing competitive products, that proprietary information or confidentiality agreements with employees and others will not be breached, that the Company's patents will not be infringed, that the Company would have adequate remedies for any breach or infringement, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Given the Company's efforts to enter into licensing agreements with third parties to manufacture and sell wheel products under the Cragar brand name, the Company's failure to protect its intellectual property rights would adversely affect the Company's business and financial condition.

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

     EFFECT OF PREFERRED STOCK ON RIGHTS OF STOCK

          The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for $2.25 million in additional capital, which as of September 30, 1999, could have been converted into approximately 755,833 shares of common stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

     DEPENDENCE ON KEY PERSONNEL

          The Company's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of the Company. While Dr. Hartzmark does not have an employment agreement with the Company, Dr. Hartzmark and his family beneficially held, as of September 30, 1999, over 20.3% of the Company's common stock assuming exercise of all outstanding options and warrants and conversion of Series A Preferred Stock. The successful implementation of the Company's business strategies may involve the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company does not maintain key man life insurance on any of its personnel.

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

                           PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          On September 19, 1997, Super Shops, Inc., formerly the Company's principal customer, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Case No. LA 97-46094-ER. Because the Company is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain. In connection with this proceeding, the Company incurred an obligation of $125,000 in 1998, which was paid in the third quarter of 1999, for preference payments as a result of the on-going liquidation of the bankruptcy estate.

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

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          The Company had dividends in arrears for outstanding Series A Preferred Stock at September 30, 1999 totaling $253,750, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

     ITEM 5. OTHER INFORMATION

          During the second quarter ended June 30, 1999, the Company entered into a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. to exchange up to $150,000 in cash and/or 75,000 shares of the Company's common stock for 240,000 shares of common stock of Wrenchead.com, Inc. with the exact structure to be determined at closing. Wrenchead.com, Inc. is a start-up company engaged in internet e-commerce with a focus on providing a comprehensive website to market and sell aftermarket automotive products, including the Company's products. This transaction is expected to be completed during the fourth quarter ended December 31, 1999.

          The Company sold the economic rights derived from certain assets for $300,000 during the third quarter of 1999. The gain on the sale of those rights is reported in the Company's financial statements as of and for the three months and nine months ended September 30, 1999.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
        EXHIBIT NO.        DESCRIPTION
      -------------        -----------
         3.1               Second Amended and Restated Certificate of
                           Incorporation of the Registrant filed with the State of Delaware on October 1, 1996*

         3.2               Amended and Restated Bylaws of the Registrant*

        10.1 Agreement of Purchase and Sale of Assets by and between Cragar Industries, Inc. and Carlisle Tire and Wheel Co.

        10.2 Exclusive Field of Use License Agreement by and between Cragar Industries, Inc. and Carlisle Tire and Wheel Co.

        10.3 Agreement of Purchase and Sale of Assets by and between Cragar Industries, Inc. and Weld Racing, Inc.

        10.4 Exclusive Field of Use License Agreement by and between Cragar Industries, Inc. and Weld Racing, Inc.

        11                 Schedule of Computation of Earnings per Share

        27.1 1999 Financial Data Schedule for the Three and Nine Months Ended September 30, 1999

       (b)                 Reports on Form 8-K

                           None

------------------
* - Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CRAGAR INDUSTRIES, INC.

     Dated:  NOVEMBER 15, 1999                   By: /s/MICHAEL L. HARTZMARK
             -----------------                      ---------------------------
                                                 Michael L. Hartzmark
                                                 President and CEO

     Dated:  NOVEMBER 15, 1999                   By: /s/RICHARD P. FRANKE
             -----------------                      ---------------------------
                                                 Richard P. Franke
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)