Form 10KSB40
period 1999-12-31
CRAGAR INDUSTRIES INC /DE
filed 2000-04-03
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _________ to __________

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1999 were $12,828,329.

        At March 22, 2000, the aggregate market value of Common Stock held by non-affiliates of the registrant was $9,827,960, based on the closing sales price of the Common Stock on such date as reported by the OTC Bulletin Board.

         The number of shares outstanding of the registrant's Common Stock on March 22, 2000 was 2,456,990.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions from the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held May 15, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-KSB, except as specifically incorporated by reference herein, the proxy statement is not deemed filed as part of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                             CRAGAR INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
              ITEM 1.    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . .3
              ITEM 2.    DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . 12
              ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . 12
              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . 13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
              ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . 13
              ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                         PLAN OF OPERATION . . . . . . . . . . . . . . . . . 16
              ITEM 7.    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . 26
              ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURES . . . . . . . . . . . . . . . . . . . . 26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
              ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT. . . . . . . . . . . . . . . . . . . . . 26
              ITEM 10.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . 26
              ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . 26
              ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
                         TRANSACTIONS. . . . . . . . . . . . . . . . . . . . 26
              ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . 27

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

         From Cragar's inception in 1992 through the first nine months of 1999, Cragar designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. Cragar sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

         In connection with a reassessment of its business strategy, Cragar considered combinations and strategic alliances with other companies that could complement Cragar's existing business, including outsourcing its manufacturing and sales operations. In furtherance of this business strategy, on September 30, 1999, Cragar entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc., a Missouri corporation ("Weld"), pursuant to which Cragar granted an exclusive worldwide license to Weld to manufacture, sell, and distribute its line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to its Wrought Wheel Business. Cragar and Weld completed this transaction in October 1999.

         On October 15, 1999, Cragar entered into a similar transaction with Carlisle Tire & Wheel Co., a Delaware corporation and a wholly-owned subsidiary of Carlisle Companies, Inc. ("Carlisle"), pursuant to which Cragar granted an exclusive worldwide license to Carlisle to manufacture, sell, and distribute its line of wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to its SOR Wheel Business. Cragar and Carlisle completed this transaction in December 1999.

         Because the licensing of Cragar's SOR Wheel Business and sale of related assets to Carlisle, combined with the licensing of Cragar's Wrought Wheel Business and sales of related assets to Weld, may be considered a sale of substantially all of Cragar's assets, the proposed transaction with Carlisle was submitted for approval by Cragar's shareholders in accordance with Delaware law at a Special Meeting of Shareholders held on December 22, 1999. The proposed transaction was approved by a shareholder vote with over 67% of Cragar's shareholders voting in favor of the proposed transaction.

         As a consequence of the transactions with Weld and Carlisle, Cragar will no longer engage in the manufacture, marketing, sale or distribution of any products related to its Wrought Wheel Business and SOR Wheel Business, which together generated approximately 85.8% of Cragar's revenues in 1999. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in Cragar's revenues and related operating and marketing costs. Cragar believes the decrease in revenues and related operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by Cragar's licensing partners. Cragar intends to rely on Weld's and Carlisle's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenues in the form of quarterly royalty payments. In addition, Cragar is entitled to royalties based on the net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. Further, Cragar is entitled to royalties based on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name. Because the licensing partners' primary fiduciary obligation is to their shareholders rather than Cragar's shareholders however, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See "Risk Factors - Dependence on Third Parties to Generate Royalties."

         As part of its new business strategy, Cragar also intends to pursue licensing opportunities for its remaining line of one-piece aluminum cast wheels and other aftermarket performance automotive products through the utilization of the CRAGAR brand name.

         Traditionally, Cragar's ten largest customers have accounted for a substantial portion of Cragar's gross sales. For the year ended December 31, 1999, Cragar's ten largest customers accounted for approximately 65.2% of gross sales (excluding sales in the amount of $1,676,948, recorded as part of the sales of assets to Weld and Carlisle) with J.H. Heafner Company, Inc. accounting for 22.7% of gross sales, Buckeye Sales, Inc. accounting for 8.2% and Autosales, Incorporated accounting for 7.9% of gross sales. The sales recorded as part of the sales of assets to Weld and Carlisle represented 11.9% of the aggregate gross sales (gross sales including sales recorded as a part of the sales of assets to Weld and Carlisle). For the year ended December 31, 1998, Cragar's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J.H. Heafner Company, Inc. accounting for 13.5% of gross sales, Keystone Automotive accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. As a result of its change in business strategy as described above, Cragar expects that its revenues will decline and that an increasing percentage of revenues will be dependent on royalties from sales of CRAGAR products by Weld and Carlisle.

         In order to appeal to a broad spectrum of consumers, Cragar, through its licensing partners, continues to offer a wide selection of custom wheels under the CRAGAR and TRU=SPOKE brand names. Cragar's products include entry-level custom steel wheels, wire and spoked wheels, chrome plated, one-piece cast aluminum wheels, and race wheels. Cragar's wheels feature classic designs that have been sold under the CRAGAR name since the 1960s as well as contemporary designs that reflect continually changing consumer preferences. Cragar branded products are marketed and sold under a variety of brand names, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R).

ORGANIZATION AND CORPORATE HISTORY

         Cragar was incorporated in Delaware in 1992 to acquire certain assets, including the accounts receivable, inventory, property, equipment, patents, trademarks, and copyrights in a leveraged buyout from the Wheel and Tire Division of Mr. Gasket Company, Inc., which had filed for reorganization. In December 1996, Cragar completed an initial public offering of 850,000 shares of its Common Stock, $0.01 par value ("Common Stock") and warrants to purchase 850,000 shares of Common Stock (the "Warrants"). The initial public offering price was $6.00 per share of Common Stock and $0.10 per Warrant. Each Warrant was immediately exercisable and entitles the registered holder to purchase one share of Common Stock at a price of $6.60. The Warrants expire on December 18, 2001. In connection with the offering, Cragar issued to the underwriter additional warrants to purchase up to 85,000 shares of Common Stock and 85,000 Warrants at an exercise price of $7.50 per share of Common Stock and $0.125 per Warrant. The underwriter was also granted an over- allotment option of 127,500 shares of Common Stock and/or 127,500 Warrants. On December 31, 1996, the underwriter exercised a portion of its over-allotment option and purchased 70,000 shares of Common Stock and 127,500 Warrants. The underwriters' option to purchase the additional 57,500 shares of Common Stock has expired. During 1997, Class A, B and C warrants to purchase 243,685 shares were exercised. During 1998 and 1999, no warrants to purchase shares of Common Stock were exercised.

RECENT DEVELOPMENTS

         During the fiscal quarter ended December 31, 1999, Cragar completed a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. to exchange $150,000 in cash for 240,000 shares of common stock of Wrenchead.com, Inc. ("Wrenchead"). Wrenchead.com is a leading provider of e-commerce tools for both Business-to-Consumer and Business-to-Business for the automotive aftermarket. Wrenchead.com sells millions of brand name auto and truck parts, accessories, performance products and consumer items. Wrenchead.com (WWW.WRENCHEAD.COM) also services "do-it-yourselfers" and professional mechanics with installation, maintenance and repair expertise. Wrenchead is headquartered in White Plains, N.Y. Lead investors include Polaris Venture Partners, SFX Entertainment and CBS.

         During the fiscal quarter ended December 31, 1999, Cragar also entered into a Stock Option Agreement with an individual investor of Wrenchead to exchange $300,000 in cash for an irrevocable option to purchase 315,000 shares of Wrenchead's common stock and 312,500 shares of Wrenchead's Series A Preferred Stock for $8.08 per share ($5,070,000 in cash, less the $300,000 option premium) and 75,000 shares of common stock of Cragar. The option is exercisable on April 27, 2000. During the first quarter ended March 31, 2000, the Stock Option Agreement was amended, with Cragar assigning its rights to purchase a specified number of shares in Wrenchead to certain other investors in Wrenchead. For $204,000 in cash Cragar assigned to certain investors its irrevocable option to purchase 214,602 shares of Wrenchead's common stock and 212,898 shares of Wrenchead's Series A Preferred Stock, leaving Cragar an irrevocable option to purchase 100,398 shares of Wrenchead's common stock and 99,602 shares of Wrenchead's Series A Preferred Stock for $8.56 per share ($1,712,000 in cash, less the $96,000 paid with the option). The difference in the option price, or $204,000, was repaid to Cragar during February 2000.

         During the fiscal quarter ended December 31, 1999, Cragar entered into a Sales Agreement with the same individual investor pursuant to which Cragar agreed to $363,300 in cash for 45,000 shares of Wrenchead common stock. This transaction is scheduled to close on April 27, 2000. As a result of these transactions, assuming the option to purchase the additional shares on April 27, 2000 is exercised, Cragar will own 385,398 shares of Wrenchead common stock and 99,602 shares of Wrenchead Series A Preferred Stock.

INDUSTRY BACKGROUND

SIZE AND GROWTH OF INDUSTRY

         The automotive wheel industry is generally divided into two segments, original equipment wheels and custom aftermarket wheels. The custom wheel segment, in which Cragar operates, represented manufacturer sales of approximately $737 million in 1996 (the last year reported), an increase of 56.2% over the total of $472 million achieved in 1990.

         Cragar believes that the growth in revenues, as represented above, from the custom wheel segment of the automotive wheel industry is attributable to several factors, including (i) increased sales of domestic cars, sport utility vehicles, and light trucks, which have resulted in greater numbers of vehicles in use and, consequently, more potential consumers of automotive aftermarket products such as Cragar's wheels; (ii) increased average vehicle life, which Cragar believes contributes to greater demand for automotive aftermarket products, such as custom wheels, as vehicle owners seek to enhance the appearance of older vehicles; (iii) increased sales of custom wheels through tire dealers, performance retailers, and other specialty automotive outlets; and
(iv) increased price per unit. Cragar believes that unit sales in the industry fell in 1999, primarily as a result of original equipment manufacturers providing better wheels from the factory.

PRODUCT OFFERINGS

         The custom wheel market is generally divided into six product categories: one-piece aluminum wheels (representing the largest segment of the market based on dollar sales); performance racing wheels; two-piece aluminum wheels; steel wheels; wire wheels; and composite wheels. These product categories are differentiated by the material content of the wheel, the level of technology necessary to produce the wheel, price, target customer, styling attributes, and applications. While Cragar has historically offered products in each of these product categories and will continue to do so through existing and planned licensing arrangements, Cragar believes that the market for one- and two-piece aluminum wheels has grown substantially relative to the other categories of wheels and will continue to do so in the future.

PRODUCT DISTRIBUTION

         Custom wheel manufacturers and assemblers may sell their products to wholesalers (such as large warehouse distribution centers), directly to product retailers (such as tire and auto parts dealers and performance automotive centers), or directly to the public via mail order, sales outlets, direct telemarketing, or E-commerce using the Internet. A number of Cragar's competitors have taken a step toward vertical integration by establishing company-owned warehouse distribution centers that can sell their products to retailers or directly to the public. To spread the overhead costs associated with establishing these company-owned distribution centers, such centers often carry competitors' products. As a result of Cragar's change in business strategy, Cragar will rely on the distribution channels and networks of its licensing partners to market, sell and distribute CRAGAR branded products.

         Cragar believes that a majority of retail custom wheel purchases traditionally have been made at four outlet types: new vehicle dealers, specialty product and installation outlets, speed shops and performance retailers, and mail order companies. Cragar anticipates, however, that a growing percentage of custom wheel purchases will be made via the Internet in E-commerce transactions.

FRAGMENTED NATURE OF INDUSTRY

         Cragar believes that the custom wheel industry is highly fragmented, with only a few companies holding market share in excess of 10%. Many of its competitors do not manufacture their own wheels, but purchase the wheel components from third parties for later assembly and sale to the public. Unlike Cragar, however, most of its competitors do not offer an established brand identity. Cragar believes that the fragmented nature of the custom wheel market offers an opportunity for certain competitors to act as market consolidators through the acquisition of other custom wheel companies or product lines, or the licensing of established brand names that can complement their existing operations.

The industry data presented herein is derived from information obtained from the Specialty Equipment Market Association.

BUSINESS STRATEGY

         Historically, Cragar has manufactured or assembled its line of wheels manufactured with wrought aluminum alloy outer rims and its line of wheels manufactured with steel outer rims, while outsourcing the production of its cast aluminum wheels and wheel accessories from other manufacturers. Over time, the combination of moving Cragar's manufacturing facility from California to Arizona in 1993 and the increased competitiveness in the market for custom wheels has forced Cragar to outsource a larger proportion of its production. In addition, in September 1997, Cragar's then largest customer, Super Shops, Inc., declared bankruptcy. As a result of this substantial one-time write-off, resulting from the non-payment of amounts owed by Super Shops to Cragar and the loss of a significant portion of Cragar's ongoing business in the future, Cragar was forced to reformulate its strategy given that the lower level of sales could not support its cost of operations and overhead on a continuing basis.

         In response to these events, Cragar actively pursued other customers to replace the lost sales and focused on reducing its cost of operations and overhead. Cragar also took steps to evaluate strategic combinations or alliances with larger, better financed companies that could complement Cragar's existing business and possibly provide for new product development to enhance Cragar's future business. Because many of the potential partners Cragar evaluated for such strategic combinations or alliances had similar or duplicative manufacturing and/or sales operations, Cragar believed that these strategic combinations or alliances could result in significantly reduced costs of operations and overhead in manufacturing, selling, marketing and distributing products under the CRAGAR brand name.

         In pursuit of that strategy, Cragar entered into an arrangement with Weld Racing, Inc., completed in October 1999, pursuant to which Cragar granted an exclusive, worldwide license to Weld to manufacture, sell, market, and distribute its Wrought Wheel Business in exchange for a royalty based on net sales of the licensed products and sold certain assets to Weld related to its Wrought Wheel Business. This transaction enabled Cragar to shift the costs of manufacturing, selling, marketing, and distributing its Wrought Wheel Business to Weld in exchange for a royalty based on net sales of these products by Weld. As a result, Cragar intends to improve the profitability of its Wrought Wheel Business by securing a stream of royalties based on net sales of the licensed products, which Cragar believes Weld has the capability to increase substantially in the future, both as a result of increased sales of existing Cragar wrought wheel products and sales of new wrought wheel products developed by Weld under the CRAGAR brand name.

         On October 15, 1999, in furtherance of this change in strategy, Cragar entered into a similar arrangement with Carlisle with respect to Cragar's SOR Wheel Business.

         Carlisle is a leading manufacturer and distributor of quality commercial, recreational and utility tires and wheels. Carlisle is a wholly-owned subsidiary of Carlisle Companies Incorporated, a diversified manufacturing company, that, together with its parent and related subsidiaries, possesses substantially greater financial, operational and distribution capabilities than Cragar. Through its subsidiaries, Carlisle Companies Incorporated manufactures and distributes a wide variety of products in four major product segments, including construction materials, industrial components, general industry, and automotive components. Carlisle, a segment of the industrial components sector, is a fully integrated manufacturer and seller of a wide range of bias tires and wheels for the commercial and consumer lawn and garden, golf car, all terrain vehicle, utility trailer and other industrial markets. Carlisle is also a large manufacturer and seller of steel wheels to customers in the automotive aftermarket. The automotive components segment of Carlisle Companies Incorporated also manufacturers non-tire and wheel components for certain customers of Carlisle.

INTERNET-BASED MARKETING AND E-COMMERCE

         Cragar intends to expand the attributes and functionality of its existing website and utilize other E-commerce websites, possibly through the investment in such ventures, including the sites of any CRAGAR licensees, to enable the marketing and sale of certain of its custom vehicle wheels, wheel accessories, and possibly other CRAGAR branded products through the Internet. Although Cragar believes that marketing and selling its products online could significantly expand the market for its products, there can be no assurance that Cragar will be successful in implementing this strategy or that the sale of Cragar's products on the Internet will be successful. To further this strategy, Cragar established a relationship in 1999 with Wrenchead.com, Inc. ("Wrenchead"). Currently, Cragar is an investor in Wrenchead having acquired 240,000 share of Wrenchead's common stock. See "Recent Developments."

         Wrenchead.com is a leading provider of e-commerce tools for both Business-to-Consumer and Business-to-Business for the automotive aftermarket. Wrenchead.com sells millions of brand name auto and truck parts, accessories, performance products and consumer items. Wrenchead.com (WWW.WRENCHEAD.COM) also services "do-it-yourselfers" and professional mechanics with installation, maintenance and repair expertise. Wrenchead is headquartered in White Plains, N.Y. Lead investors include Polaris Venture Partners, SFX Entertainment and CBS.

         Cragar anticipates that in the future Wrenchead may also serve as a sales and distribution channel for CRAGAR branded products, although there currently are no CRAGAR products being sold through Wrenchead. Although, Cragar believes that its relationship with Wrenchead could provide a viable conduit for the sales and distribution of CRAGAR branded products there can be no assurance that CRAGAR branded products will be sold and distributed through Wrenchead. In addition, there can be no assurance that if CRAGAR products are sold and distributed through Wrenchead that those sales will provide a material increase in Cragar's revenues.

PRODUCT EXTENSION USING LICENSING AGENTS

         Cragar intends to retain the services of a Licensing Agent to develop a marketing strategy to broaden the use of Cragar's intellectual property, including the CRAGAR brand name. Once the marketing strategy is approved by Cragar, the agent will be directed to implement the strategy. There can be no assurance that Cragar, through its Licensing Agent, will be successful developing or implementing such a marketing strategy or that any sales of products utilizing Cragar's intellectual property, including the CRAGAR brand name and, related royalties, will be material.

PRODUCTS

         Cragar offers, through its licensing alliances and its own efforts, a large variety of custom wheels, which can be divided into six general categories: (i) composite wheels, known as Legacy and CRAGAR Lite wheels; (ii) wire or spoked wheels; (iii) race wheels; (iv) one-piece cast aluminum wheels;
(v) steel wheels; and (vi) street steel wheels. In addition, Cragar offers a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps.

         The following table provides sales and other information about Cragar's major product lines:


      PRODUCT LINE                               TYPE OF CONSTRUCTION                       CUSTOMER NICHE

Legacy and CRAGAR Lite           Inner cast aluminum disc welded to outer steel     Nostalgia car and current line
Wheels                           rim                                                truck owners

Wire or Spoked Wheels,           Steel spokes attached to inner steel hub and       Urban and inner city consumers
Star Wire                        outer steel rim or felly

Race Wheels                      Two outer aluminum rim halves welded together      Pro and amateur race drivers
                                 with aluminum center or spacer                     and performance car owners

One-piece Cast Aluminum          Cast one-piece aluminum with machined, painted     Low and high-end consumers of
Wheels                           or chrome plated                                   all types of vehicles

Steel Wheels                     Inner steel disc welded to outer steel rim         Low-end consumers of all types
                                                                                    of vehicles

Street Steel Wheels              Three-piece steel and aluminum center welded to    Hot rod and race enthusiasts
                                 outer steel rim                                    with cars and trucks


Wheel Accessories                Steel and aluminum hub caps, lug nuts, spinners,   All types of consumers and
                                 locks, spacers                                     vehicles

Miscellaneous                    Excess wheels and accessories                      N/A


LEGACY AND CRAGAR LITE WHEELS

         Legacy and Cragar Lite are composite wheels consisting of a chrome plated die cast aluminum centers welded to a chrome plated rolled steel outer rim. Cragar pioneered the process of attaching the aluminum center to the steel rim in 1964. In addition to Cragar's popular S/S and SS/T composite wheels, Cragar in 1995 purchased the exclusive rights to manufacture and market the Keystone Klassic, one of the most popular wheels in automotive history. Cragar believes this product solidifies CRAGAR's Legacy Line to include the most popular nostalgia wheels in the market. These CRAGAR wheels will be manufactured, assembled, marketed, sold and distributed by Carlisle with a royalty paid to Cragar based on the annual net sales of these wheels.

WIRE OR SPOKED WHEELS

         Cragar offered a complete line of chrome plated wire or spoked wheels. Cragar sold most of these products under the TRU=SPOKE brand name, although it offered a spoked wheel product using patented technology, called the Star Wire, which is sold under the Cragar brand name. Wire wheels are high-end, niche products that are sold to a limited group of vehicle owners. In 1998, Cragar introduced a new decorative medallion and spinner and a new wheel style, including a wheel with 80 spokes. The 80 spoke wheels and the Star Wire wheels will be manufactured, assembled, marketed, sold and distributed by Carlisle with a royalty paid to Cragar based on the annual net sales of these wheels. Cragar is still seeking a licensing partner with its other wire or spoked wheel products not included in the existing Licensing Agreements.

RACE WHEELS

         CRAGAR race wheels are higher-priced, three-piece, lightweight, polished aluminum wheels. These wheels are used by professional drag racers, who are sometimes provided CRAGAR wheels without charge in return for their promotion of CRAGAR and for displaying a CRAGAR sticker on their cars. The Super Race and the Super Star are Cragar's two highest-end professional race wheels.

         Cragar also sells race wheels to amateur racers, professional racers, and individuals who want the look of the race wheel for street use. The race wheels for this product category are the Dragstar and the Super Lite II. In 1998, Cragar introduced a steel wheel for truck racing.

         The CRAGAR race wheels will be manufactured, assembled, marketed, sold and distributed by Weld with a royalty paid to Cragar based on the annual net sales of these wheels.

ONE-PIECE CAST ALUMINUM WHEELS

         Cragar currently offers several styles of one-piece cast aluminum wheels. One category of one-piece cast aluminum wheels consists of high-end, chrome-plated, polished, machine finish or silver-painted wheels with innovative styling. Cragar also offers certain other polished and machine finished one-piece, cast aluminum wheels designed for light trucks. In 1998, Cragar introduced four styles under its XLS series and a newly designed version of its S/S style wheel called the S/S 980 series. These wheels are currently purchased from manufacturers in the United States and Brazil. Cragar is currently marketing and selling these wheels through its own efforts. Cragar intends, however, to continue to pursue and evaluate potential strategic alliances that fit into Cragar's new licensing strategy.

STEEL WHEELS

         CRAGAR steel wheels have been sold for over 30 years. While aluminum has slowly been replacing steel as the major wheel material, Cragar continues to sell large quantities of steel wheels, which represent a less costly option for many consumers. Cragar currently has a supply arrangement to purchase fully assembled steel wheels. These CRAGAR wheels will be manufactured, assembled, marketed, sold and distributed by Carlisle with a royalty paid to Cragar based on the annual net sales of these wheels.

STREET STEEL WHEELS

         Cragar sells chrome plated steel, look-alike versions of its race wheels. The Street Star is a lower-priced copy of the Dragstar, and the Street Lite is a copy of the SuperLite II. These CRAGAR wheels will be manufactured, assembled, marketed, sold and distributed by Carlisle with a royalty paid to Cragar based on the annual net sales of these wheels.

WHEEL ACCESSORIES

         All accessories associated with the wheel product lines being licensed will be marketed, sold and distributed by Cragar's licensing partners. Cragar continues to seek licensing partners with respect to the other CRAGAR branded wheel accessories not included in the existing License Agreements.

PRODUCT DEVELOPMENT

         Cragar has historically offered a broad spectrum of products that are designed to fit a wide variety of automobiles, vans, and trucks. Cragar has always evaluated ways to leverage these product lines by adapting its wheels and accessories to fit additional vehicle models, makes, and years. As a part of Cragar's business strategy of licensing its CRAGAR brand name, management anticipates that the licensing partners will develop new applications for existing styles, as well as introduce new wheel styles as part of their CRAGAR product lines. There can be no assurance that the licensing partners will develop new applications or styles and, if they do, that the new applications and styles will increase the net sales of the CRAGAR branded product lines resulting in higher royalty payments to Cragar.

         Carlisle, as part of its License Agreement with Cragar, may design, sell, market and distribute SOR wheel products under the CRAGAR brand name, for vehicles such as automobiles, trucks, and vans, as well as other types of vehicles, such as all-terrain vehicles and golf carts.

         Weld, as part of its License Agreement with Cragar, may design, sell, market and distribute Wrought wheel products under the CRAGAR brand name, as well as other race wheels and wrought wheels for motorcycles.

DISTRIBUTION, SALES AND MARKETING

PRODUCT DISTRIBUTION

         Historically, Cragar sold its products through the following distribution channels: warehouse distributors, tire dealers and automotive performance retailers, mail order outlets, and international distributors. As a result of the licensing strategy adopted by Cragar during 1999, Cragar's products will now be sold through the distribution channels chosen by its licensing partners. Cragar believes most of the licensees' channels of distribution and customers will be similar to those historically employed by Cragar.

SALES AND MARKETING

         During 1999, Cragar employed six individuals in its sales and marketing department and retained three independent representative agencies. As of December 31, 1999, Cragar had transferred substantially all of its sales and marketing efforts to its licensing partners. Cragar has retained one outside sales representative who is responsible for the sale of the one-piece aluminum wheels and other inventory Cragar is liquidating.

         For the year ended December 31, 1999, Cragar's ten largest customers accounted for approximately 65.2% of gross sales (excluding sales in the amount of $1,676,948, recorded as part of the sales of assets to Weld and Carlisle) with J.H. Heafner Company, Inc. accounting for 22.7% of gross sales, Buckeye Sales, Inc. accounting for 8.2% and Autosales, Incorporated accounting for 7.9% of gross sales. The sales recorded as part of the sales of assets to Weld and Carlisle represented 11.9% of the aggregate gross sales (gross sales including sales recorded as a part of the sales of assets to Weld and Carlisle). For the year ended December 31, 1998, Cragar's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J.H. Heafner Company, Inc. accounting for 13.5% of gross sales, Keystone Automotive accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. Cragar now relies on the sales and marketing efforts of its licensing partners for future sale of the licensed products. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

PRODUCTION

         Historically, Cragar assembled most of its products at its facility in Phoenix, Arizona. While outside vendors manufactured most of the component parts used in Cragar's products, Cragar undertook certain basic production operations, including bending spokes on presses; de-flashing various components; piercing rims, hubs, and fellies for wire and spoked wheels; dimpling rims for wire wheels; and machining a variety of components. In recent periods, Cragar began to outsource selectively the processing, assembly, and manufacture of some of its custom wheels, components, and accessories. During 1999, Cragar entered into licensing agreements whereby the licensees undertook the responsibility for the manufacture, assembly, marketing, sales, and distribution of Cragar's Wrought Wheel Business and SOR Wheel Business. Cragar, in conjunction with those licensing agreements, also sold to the licensees the manufacturing machinery related to the Wrought Wheel Business and the SOR Wheel Business. The remaining unlicensed products, consisting of one-piece aluminum wheels and certain wheel accessories, require no production or assembly by Cragar. Furthermore, during 1999, Cragar sold substantially all the manufacturing and production equipment owned by Cragar and intends to sell or dispose of any remaining equipment in 2000. Due to the change in business strategy, Cragar no longer has any production capability or manufacturing employees.

COMPETITION

         The market for custom aftermarket wheels is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense, and Cragar believes that several major wheel manufacturers, such as American Racing Equipment, Inc., Prime Wheel-Golden Wheel, Progressive Custom Wheels, Inc., Ultra Custom Wheel Co., American Eagle and Superior Industries International, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. Cragar believes that Weld and Carlisle have superior financial, operational and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that Cragar's licensing partners, Weld and Carlisle, will be successful in marketing custom aftermarket wheels under the CRAGAR brand name.

INTELLECTUAL PROPERTY

         Cragar markets its custom wheels and products under a variety of brand names designed to capitalize on its reputation. Cragar believes that its trademarks, most importantly CRAGAR, are critical to its business. Cragar also owns the rights to certain design and other patents and also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. As part of its licensing agreements, Cragar has licensed its intellectual property including, designs, tradenames and patents to both Weld and Carlisle, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, tradenames and patents. There can be no assurance, however, that Cragar's patents will preclude Cragar's competitors from designing competitive products, that the proprietary information or confidentiality agreements with its licensing partners, Cragar's employees and others will not be breached, that Cragar's patents will not be infringed, that Cragar would have adequate remedies for any breach or infringement, or that Cragar's trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by Cragar's licensing partners will not lead to a depreciation in the value of Cragar's intellectual property.

         CRAGAR(R), CRAGAR XLS(TM), Keystone(R) Klassic(R), Legacy(TM), CRAGAR Lite(R), Star Wire(TM), TRUoCRUISER(TM), Street Pro(R), S/S(R), The Wheel People(TM), and TRU SPOKE(R) are trademarks of Cragar.

PRODUCT RETURNS AND WARRANTIES

         Historically, Cragar's wheels have been sold with a limited one-year warranty from the date of purchase. Cragar's warranties generally have provided that, in the case of defects in material or workmanship, Cragar, at its option, would either replace or repair the defective product without charge. Under the licensing agreements, Weld and Carlisle are responsible for warranty claims associated with the Wrought Wheel Business and SOR Wheel Business for products manufactured by Cragar prior to the closing dates of the transactions of up to $30,000 and $100,000, respectively, during the first 12 months of their licensing relationship. Cragar has set aside what it believes to be adequate reserves for any anticipated warranty claims in excess of the claim amounts assumed by the licensees. In addition, each licensee is responsible for 100% of all warranty claims related to products they sell under the CRAGAR brand names, other than products they purchased from CRAGAR. Cragar currently maintains discontinued operations insurance for the products it produced, with limits of $1.0 million per occurrence and $2.0 million in the aggregate, per annum. This coverage is becoming increasingly expensive. There can be no assurance that Cragar's insurance will be adequate to cover future product liability claims or that Cragar will be able to maintain adequate liability insurance at commercially reasonable rates.

         Cragar's stock adjustment return policy historically, and through the first nine months of 1999, allowed the customer to return certain factory-fresh, resaleable merchandise to Cragar for credit. Cragar's warranty return policy allowed customers to return certain defective products that were covered under Cragar's limited warranty. Under the licensing agreements with Weld and Carlisle, the licensees are responsible for determining the stock return policies as they relate to their businesses. Cragar's stock adjustment returns were approximately $528,791 in 1999 compared to approximately $787,764 for 1998. Warranty returns were approximately $173,514 in 1999 and approximately $213,355 in 1998. As of December 31, 1999, Cragar has recorded what it believes to be adequate reserves necessary to cover any potential stock adjustments and excess warranty claims not covered by the licensing transactions. There can be no assurance that future warranty claims, returns, or stock adjustments experienced by Cragar's licensing partners will not be materially greater than anticipated and may have a material adverse effect on the licensee's net sales of CRAGAR licensed products and related royalty payments to Cragar.

EMPLOYEES

         As of December 31, 1999, Cragar had 6 employees, all of whom were full-time employees, and one independent sales representative. Employment levels varied during the course of the year due to the seasonality of Cragar's business and the cessation of Cragar's production, manufacturing, assembly, distribution and sales and marketing operations.

ITEM 2.   DESCRIPTION OF PROPERTY

         Cragar's facilities are currently housed in a leased industrial building. The 167,000 square foot facility is located in Phoenix, Arizona. The lease expires in June 2003. As a result of the change in business strategy and completion of the sale and licensing of the Wrought Wheel Business and the SOR Wheel Business, Cragar sub-leased, to an unrelated party, approximately 112,000 square feet of office and warehouse space beginning in December 1999. Cragar is currently negotiating a sublease of the remaining 55,000 square feet of the facility.

ITEM 3.   LEGAL PROCEEDINGS

         Cragar is an unsecured creditor in the matter of in Re Super Shops, Inc., et al., Case No. LA 97-46094-ER, a bankruptcy action filed by Super Shops, Inc., previously Cragar's primary customer. Because Cragar is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain. In connection with this proceeding, Cragar incurred an obligation of $125,000 in 1998, for preference payments as a result of the on-going liquidation of the bankruptcy estate. Cragar paid this obligation during the third quarter ended September 30, 1999.

         Cragar has filed a complaint in the matter of Cragar Industries, Inc. versus Keystone Automotive Operations, Inc. ("Keystone") in the Superior Court of Arizona, County of Maricopa, Case No. CV99-21619, seeking to recover in excess of $290,000 in past due amounts for product purchased from CRAGAR by Keystone.

         Cragar has filed a complaint in the matter of Cragar Industries, Inc. versus RELCO Corporation ("RELCO") in the United States District Court for the District of Arizona, Case No. CIV00-0210, seeking to recover in excess of $247,000 in past due amounts for product purchased from Cragar by RELCO.

         Cragar has filed a complaint in the matter of Cragar Industries, Inc. versus Titan Wheel International, Inc. and Titan International, Inc. ("Titan") in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $2,250,000, claiming breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to Cragar.

         There are currently no other material pending proceedings to which Cragar is a party or to which any of its property is subject, although Cragar from time to time is involved in routine litigation incidental to the conduct of its business.

         Cragar currently maintains discontinued product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that Cragar will be able to maintain adequate product liability insurance at commercially reasonable rates or that Cragar's insurance will be adequate to cover future product liability claims. Any losses that Cragar may suffer as a result of claims in excess of Cragar's coverage could have a material adverse effect on Cragar's business, financial condition, and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During Cragar's fiscal quarter ended December 31, 1999, Cragar submitted the transactions contemplated by the Exclusive Field of Use License Agreement and Purchase and Sale of Assets Agreement with Carlisle Tire and Wheel Company related to Cragar's SOR Wheel Business to a vote of its shareholders. The transaction approved by the shareholders at a Special Meeting held on December 22, 1999 by a vote of 1,640,521 shares - for; 4,170 shares - against; and 1,500 shares - abstained. There were no other matters submitted for a vote of Cragar's security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER
MATTERS

DESCRIPTION OF EXISTING CAPITAL STOCK

         Cragar is a Delaware corporation and its affairs are governed by its Amended and Restated Certificate of Incorporation ("Certificate of Incorporation") and Bylaws and the Delaware General Corporation Law. The following description of Cragar's capital stock, which is complete in all material respects, is qualified in all respects by reference to Cragar's Certificate of Incorporation and Bylaws, which have been filed as exhibits to Cragar's Registration Statement on Form SB-2 (Registration No. 333-13415), and by the Certificate of Designation relating to the Series A Convertible Preferred Stock, a form of which has been filed as an exhibit to Cragar's Amendment No. 1 to Current Report on Form 8-K filed January 23, 1998.

         The authorized capital stock of Cragar consists of 5,000,000 shares of Common Stock, $0.01 par value, and 200,000 shares of Preferred Stock, $0.01 par value.

COMMON STOCK

         The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available thereof at such times and in such amounts as the Board of Directors may, from time to time, determine, subject to any preferences which may be granted to the holders of Preferred Stock. Holders of Common Stock are entitled to one vote per share on all matters on which the holders of Common Stock are entitled to vote. The Common Stock is not entitled to preemptive rights and is not subject to redemption or conversion. Upon liquidation, dissolution, or winding-up of Cragar, the assets (if any) legally available for distribution to shareholders are distributable ratably among the holders of the Common Stock after payment of all debt and liabilities of Cragar and the liquidated preference of any outstanding class or series of Preferred Stock. The rights, preferences, and privileges of holders of Common Stock are subject to the preferential rights of the Series A Convertible Preferred Stock (the "Series A Preferred Stock") and any other outstanding series of Preferred Stock that Cragar may issue in the future.

PREFERRED STOCK

         The Board of Directors may, without further action of Cragar's stockholders, issue shares of Preferred Stock in one or more series and fix or alter the rights or preferences thereof, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights, and any other rights, preferences, privileges, and restrictions of any wholly unissued series of Preferred Stock. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of holders of the Series A Preferred Stock and of any other Preferred Stock that may be issued in the future. The Series A Preferred Stock and the issuance of shares of additional Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring, or preventing a change in control of Cragar or other corporate action.

         On January 23, 1998, Cragar raised approximately $2.0 million from a private placement of 20,000 shares of Series A Preferred Stock and related Warrants. The private placement was made to a group of accredited investors in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933, and included the conversion of $900,000 of existing debt into equity. As of March 31, 1998, another $250,000 had been raised from the private placement of 2,500 shares of Series A Preferred Stock, for a total of $2.25 million in additional paid-in-capital.

         The Series A Preferred Stock is subject to the terms and conditions of the Certificate of Designation and the Series A Convertible Preferred Stock Purchase Agreement discussed below and in detail in Cragar's Form 8-K/A filed on January 15, 1998.

         Holders of Series A Preferred Stock are entitled to receive cumulative dividends equal to 7% per annum on the Stated Value of the Series A Preferred Stock ($100 per share). Dividends are payable in arrears at Cragar's option in either (i) cash or (ii) additional shares of Series A Preferred Stock.

         Holders of the Series A Preferred Stock will have no voting rights prior to conversion, except that, so long as any shares of Series A Preferred Stock remain outstanding, Cragar may not, without the affirmative vote of the holders of a majority of the Series A Preferred Stock then outstanding, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or (ii) authorize, create, issue or increase any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or pari passu with the Series A Preferred Stock.

         Upon any liquidation, dissolution, or winding-up of Cragar, the holders of the Series A Preferred Stock will be entitled to receive out of the assets of Cragar, for each share of Series A Preferred Stock outstanding, an amount equal to the Stated Value per share, plus an amount equal to accrued but unpaid dividends per share, before any distribution or payment is made to the holders of any securities junior to the Series A Preferred Stock.

         Each share of Series A Preferred Stock is convertible into shares of Cragar's Common Stock at the Series A Conversion Ratio (as defined below) at the option of the holder of the Series A Preferred Stock, in whole or in part. On the third anniversary of the issuance of the Series A Preferred Stock, each share of Series A Preferred Stock remaining outstanding will be mandatorily converted into shares of Common Stock at the Series A Conversion Ratio. The Series A Conversion Ratio equals a fraction, the numerator of which is the Series A Stated Value plus accrued but unpaid dividends, and the denominator of which is the Series A Conversion Price (as defined below) at such time.

         The Series A Conversion Price for each share of Series A Preferred Stock in effect on any conversion date will equal the lesser of the Series A Fixed Price or the Series A Floating Price (as defined below). The "Series A Fixed Price" will be equal to the greater of 115% of the closing bid price per share of the Common Stock on the date of issuance of the Series A Preferred Stock, or $6.75, and the Series A Floating Price will be equal to 97% of the average closing bid price per share of Cragar's Common Stock during the 10 trading days immediately preceding the date of conversion; provided, however, that (i) for each 30-day period following the date of issuance of the Series A Preferred Stock, the Series A Floating Price will be reduced by an additional 1 1/2% of the closing bid price per share of Cragar's Common Stock during the 10 trading days prior to the date of conversion, (ii) in no event will the Series A Floating Price be reduced below 80% of the closing bid price per share of Cragar's Common Stock, and (iii) in the event any holder of Series A Preferred Stock has directly or indirectly taken a "short position" or engaged in any substantially similar transaction with respect to the Common Stock at any time during the period commencing on the date of issuance of the Series A Preferred Stock through the date of conversion of such stock, the Series A Conversion Price for the Series A Preferred Stock held by such holder will be the greater of the Series A Fixed Price and the Series A Floating Price.

         Because the registration statement to be filed by Cragar was not declared effective by the Securities and Exchange Commission within 120 days after the date of issuance of the Series A Preferred Stock, the Series A Floating Price was decreased by an additional 1%. Based on the price of Cragar's Common Stock as of December 31, 1999, the number of shares of Common Stock that could have been acquired upon exercise of all outstanding shares of Series A Preferred Stock was approximately 792,620.

         The Series A Preferred Stock will be redeemable, in whole or in part, at any time upon the payment to the holders of the Series A Preferred Stock of
(i) a cash payment equal to the closing bid price per share of Cragar's Common Stock on the date of redemption, multiplied by the number of shares of Common Stock that would be issued if the Series A Preferred Stock was converted on such date at the Series A Conversion Price, (ii) a cash payment equal to all accrued dividends payable with respect to such Series A Preferred Stock and (iii) a number of warrants to purchase Common Stock with an exercise price equal to the stated value of the Series A Preferred Stock being redeemed by the Series A Fixed Price, with a term expiring three years from the date of redemption.

         In case of any reclassification of Cragar's Common Stock, any consolidation or merger of Cragar with or into another entity, the sale or transfer of all or substantially all of the assets of Cragar and certain other events, the holders of the Series A Preferred Stock then outstanding will have the right thereafter to convert such shares only into the shares of stock and other securities and property receivable upon or deemed to be held by the holders of Cragar's Common Stock following such reclassification, consolidation, merger, sale, or transfer, and the holders of the Series A Preferred Stock will be entitled upon such event to receive such amount of securities and property as the holders of the Common Stock of Cragar into which such shares of Series A Preferred Stock could have been converted immediately prior to such reclassification, consolidation, merger, sale or transfer would have been entitled.

         In connection with the issuance of the Series A Preferred Stock, Cragar also granted warrants to the holders of the Series A Preferred Stock to acquire up to 333,333 shares of Cragar's Common Stock at an exercise price of $8.10 per share. The warrants may be exercised at any time on or before January 23, 2001, three years after the date of issuance of the Series A Preferred Stock.

         Each transaction described above was deemed exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act regarding transactions not involving any public offering.

                       PRICE RANGE OF COMMON STOCK; DIVIDENDS

         Cragar's outstanding Common Stock is currently quoted on the OTC Bulletin Board under the symbol "CRGR." Cragar's Common Stock and Warrants were delisted from Nasdaq in October 1998 and from the Boston Stock Exchange in March 1998 for failure to meet the minimum listing requirements for these exchanges. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by Nasdaq through September 30, 1998 and the OTC Bulletin Board thereafter.

                                                                                           MARKET PRICE
                                                                                    HIGH                  LOW

FISCAL YEAR 1998

First Quarter                                                                       $6.00                $5.00
Second Quarter                                                                       5.75                 5.00
Third Quarter                                                                      5.1875                 4.25
Fourth Quarter                                                                     4.3125               3.0625

FISCAL YEAR 1999

First Quarter                                                                        5.50                 3.75
Second Quarter                                                                       4.25                 3.50
Third Quarter                                                                       3.875                 3.00
Fourth Quarter                                                                       3.50                 3.00

FISCAL YEAR 2000

   First Quarter (through March 22, 2000)                                          4.0469                 3.25

         On March 22, 2000, the last reported sale price of the Common Stock on the OTC Bulletin Board was $4.00 per share. As of March 22, 2000, Cragar estimates that there were approximately 374 beneficial holders of Cragar's Common Stock. Cragar has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of Cragar's Board of Directors to retain any earnings to finance the operations and expansion of Cragar's business. In addition, the provisions of Cragar's outstanding Series A Preferred Stock prohibit the payment of dividends on the Common Stock under certain circumstances. In addition, Cragar's credit facility prohibits the payments of cash dividends without the lender's consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by Cragar from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in Cragar's report, including those contained below in this Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to Cragar's Financial Statements, describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet

Cragar's anticipated operations and working capital needs. Therefore, Cragar is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that Cragar's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given regarding Cragar's ability to obtain such financing on favorable terms, it at all. If Cragar is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs could be materially and adversely affected. As a result of Cragar's stocholders' deficit and the uncertainty surrounding Cragar's ability to meet its anticipated operating and working capital needs, the independent auditors' report on Cragar's 1999 financial statements has been qualified for a going concern. See note 16 to Cragar's financial statements.

INTRODUCTION

         From Cragar's inception in 1992 extending through the first nine months of 1999 Cragar designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. Cragar sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

         In connection with a reassessment of its business strategy, Cragar considered combinations and strategic alliances with other companies that could complement Cragar's existing business, including outsourcing its manufacturing and sales operations. In furtherance of this business strategy, on September 30, 1999, Cragar granted an exclusive worldwide license to Weld to manufacture, sell, and distribute its line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to its Wrought Wheel Business. Cragar and Weld completed this transaction in October 1999.

         On October 15, 1999, Cragar entered into a similar transaction pursuant to which Cragar granted an exclusive worldwide license to Carlisle to manufacture, sell, and distribute its line of wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to its SOR Wheel Business. Cragar and Carlisle completed this transaction in December 1999.

         Because the licensing of Cragar's SOR Wheel Business and sale of related assets to Carlisle, combined with the licensing of Cragar's Wrought Wheel Business and sales of related assets to Weld, may be considered a sale of substantially all of Cragar's assets, the proposed transaction with Carlisle was submitted for approval by Cragar's shareholders in accordance with Delaware law at a Special Meeting of Shareholders held on December 22, 1999. The proposed transaction was approved by a shareholder vote with over 67% of Cragar's shareholders voting in favor of the proposed transaction.

         With the transactions with Weld and Carlisle completed, Cragar will no longer engage in the manufacture, marketing, sale or distribution of any products related to its Wrought Wheel Business and SOR Wheel Business. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in Cragar's revenues and related operating and marketing costs. The decrease in revenues will be replaced by a stream of royalty payments generated by the net sales of the licensed products by Cragar's licensing partners. Cragar will rely on Weld's and Carlisle's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of revenues in the form of quarterly royalty payments. In addition, Cragar is entitled to royalties based on the net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. Further, Cragar is entitled to royalties based on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name. Because the licensing partners' primary fiduciary obligation is to their shareholders rather than Cragar's shareholders, they may make decisions or take steps that may result in lower royalty payments or could adversely affect the CRAGAR brand name. See "Risk Factors - Dependence on Third Parties to Generate Royalties."

         As part of Cragar's new business strategy, Cragar also intends to pursue licensing opportunities for Cragar's remaining line of one-piece aluminum cast wheels and other aftermarket performance automotive products through the utilization of the CRAGAR brand name.

         Traditionally, Cragar's ten largest customers have accounted for a substantial portion of Cragar's gross sales. For the year ended December 31, 1999, Cragar's ten largest customers accounted for approximately 65.2% of gross sales (excluding sales in the amount of $1,676,948, recorded as part of the sales of assets to Weld and Carlisle) with J.H. Heafner Company, Inc. accounting for 22.7% of gross sales, Buckeye Sales, Inc. accounting for 8.2% and Autosales, Incorporated accounting for 7.9% of gross sales. The sales recorded as part of the sales of assets to Weld and Carlisle represented 11.9% of the aggregate gross sales (gross sales including sales recorded as a part of the sales of assets to Weld and Carlisle). For the year ended December 31, 1998, Cragar's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J.H. Heafner Company, Inc. accounting for 13.5% of gross sales, Keystone Automotive accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. As a result of its change in business strategy as described above, Cragar expects that its revenues will decline and that an increasing percentage of revenues will be dependent on royalties from sales of CRAGAR products by Weld and Carlisle.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in Cragar's Statements of Operations.

                                                                                               Years Ended
                                                                                               December 31

                                                                              ------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                                                   1999               1998             1997
                                                                              --------------    -------------    -------------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%             100.0%           100.0%
100.0 %

Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         90.1               89.1             84.1
                                                                                --------           --------          ------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9.9               10.9             15.9

Selling, general and administrative expenses  . . . . . . . . . . . . . .        (15.0)             (36.5)           (44.7)


Amortization of excess of fair value of assets acquired over cost . . . .          0.0                0.0              4.5
                                                                                ---------           -------         --------

Income (loss) from operations . . . . . . . . . . . . . . . . . . . . . .         (5.1)             (25.6)           (24.3)

Interest and other expenses, net  . . . . . . . . . . . . . . . . . . . .          3.2               (7.3)            (4.5)

Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2.3                0.0              0.0
                                                                                 ---------           ------         ------

Net earnings (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          .4              (32.9)%          (28.8)%
                                                                                 ==========         ========         ======


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

         Cragar is reporting the financial information on a comparative basis between 1999 and 1998. However, as part of its change in business strategy, Cragar sold substantially all its assets in the fourth quarter ended December 31, 1999, and entered into agreements to license Cragar's intellectual property, including Cragar's CRAGAR brand names. Cragar anticipates a dramatic reduction in revenues and related operating costs and expenses in the future as it relies on royalties from the net sales of CRAGAR brand products from its licensing partners as its primary source of revenues.

         Net sales consist of gross sales less discounts, returns, and allowances. Net sales for the year ended December 31, 1999 were $12,828,329 compared to $12,081,884 in the year ended December 31,1998, representing a 6.2% increase in net sales. The increase in sales were primarily the result of sales of inventory to its licensing partners and increased sales to existing customers for the nine months ended September 30, 1999. Cragar stopped actively selling wheels during the fourth quarter ended December 31, 1999 in connection with the completion of the transactions with Weld and Carlisle.

         Gross profit is determined by subtracting cost of goods sold from net sales. Costs of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of Cragar's products. Gross profit for the year ended December 31, 1999 was $1,265,648 versus $1,312,398 for the year ended December 31, 1998. As a percentage of net sales, gross profit decreased in 1999 compared to 1998, from 10.9% to 9.9%. The decrease in gross profit and the related gross profit percentage were primarily the result of the sale of inventory to Weld and Carlisle, which were sold at a discount to cost, and an adjustment of the inventory reserve to reflect the anticipated discounts at which the remaining inventory would be sold at. The decrease was also attributable to Cragar's ceasing to actively sell wheels during the fourth quarter ended December 31, 1999 while still incurring certain overhead costs associated with the transition in the business strategy implemented by Cragar.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, and non-manufacturing overhead. These expenses for the year ended December 31, 1999 were $1,925,376 compared to $4,404,391 for the year ended December 31, 1998. This decrease of 56.3%, or $2,479,015, was primarily due to Cragar's continued cost cutting programs and a significant reduction in marketing expenses. In addition, coinciding with the transactions with Weld and Carlisle, Cragar implemented a significant reduction in SG&A expenses, primarily related to sales, marketing and personnel, during the fourth quarter ended December 31, 1999.

         Interest expense decreased from $792,221 in 1998 to $569,045 in 1999, a decrease of $223,176 or 28.2%. This decrease is attributable to a lower average outstanding debt balance in 1999 than in 1998. Excluding interest expense, all other revenue (expense), net, increased to $994,479 in 1999 from $(87,228) in 1998. This increase of $1,081,707 is primarily attributable to the gain recognized on the sales of the fixed assets related to the discontinuance of Cragar's manufacturing and production activities, including those fixed assets sold in the transactions with Weld and Carlisle, and the sale of the economic rights to certain assets offset by financing acquisition costs associated with Cragar's 1999 debt financing.

         Because of Cragar's carry-forward losses from previous years, Cragar had no income tax provision in 1999 and 1998 and had no provision for alternative minimum taxes in 1999 and 1998.

         Net earnings for 1999 were $54,678 compared to a net loss for 1998 of $3,971,442. Excluding the extraordinary gains of $288,972 resulting from the forgiveness of debts by certain material and media vendors, Cragar had a net loss for 1999 of $234,294. After deducting for preferred dividends in arrears, the Company had a basic loss per share for 1999 of $.10 compared to $1.67 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On December 18, 1996, Cragar sold 850,000 shares of Common Stock and 850,000 Common Stock Purchase Warrants in an offering underwritten by Dickinson & Co. and RAS Securities Corp. Including the overallotment, the aggregate gross proceeds of the offering were $5,617,750. Cragar's total expenses in connection with the offering, including underwriting discounts and commissions, were $1,123,550. The net proceeds of the offering were $4,494,200, which significantly increased Cragar's cash and equity balances. Of these proceeds, $1,500,000 was used to pay off the aggregate principal amount of bridge financing notes issued by Cragar on July 1, 1996, $1,100,000 was used for advertising and promotional activities, $500,000 was used for product development, and $330,000 was used for additional staffing and consultants. The remainder of the proceeds were used to reduce the outstanding loan balance on Cragar's credit facility with Norwest Business Credit, Inc. Upon the completion of the initial public offering, an aggregate principal amount of $1,850,000 of the Company's promissory notes and related accrued interest of $150,000 automatically converted into 359,722 shares of Cragar's Common Stock.

         During the quarter ended March 31, 1998, Cragar raised approximately $2.25 million from a private placement of 22,500 shares of Series A Preferred Stock and related Warrants. See "Market For The Registrant's Common Stock and Related Stockholder Matters."

         In April 1998, Cragar entered into a revolving and term credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("NationsCredit"). The Credit Facility has a maximum commitment of $8.5 million, subject to certain restrictions with respect to the collateral borrowing base. The Credit Facility expires April 19, 2003 and is secured by Cragar's accounts receivable, inventories, intangible assets, property and equipment and pledged assets of three investors. Interest is due monthly at the prime rate plus 1.25%.

         During March 1999, Cragar obtained additional secured subordinated debt financing in the amount of $260,000 from three private lenders. The terms of this financing provides for an annual interest rate of 10% with maturity in March 2001.

         Cragar sold specific economic rights to certain assets for $300,000 in cash during the third quarter ended September 30, 1999. The gain on the sale of those rights, after deducting the underlying cost of the assets and related selling costs, totaled $272,600.

         During the fourth quarter ended December 31, 1999, Cragar obtained additional secured subordinated debt financing in the amount of $200,000 from two private lenders. The proceeds from this financing, along with $100,000 of Company funds, were used purchase an option to acquire additional capital stock in Wrenchead. The terms of this financing provides for an annual interest rate of 10% with maturity on January 1, 2002. See "Recent Developments."

         See "--Factors that May Affect Future Results and Financial Condition - Dependence on External Financing" and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion."

         Cragar had positive cash flow from operations in 1999 of $3,338,151 compared to a negative cash flow from operations of $(2,834,075) for 1998. Cragar showed an improvement in its cash flow provided by operations of $6,172,226 from 1998 to 1999. This improvement is primarily attributable to the reduction of Cragar's inventory resulting from the change in business strategy and the corresponding sales of inventory to Weld and Carlisle.
Cragar had net cash provided by investing activities of $652,248, compared with $13,859 in 1998. The difference of $638,389 which represents an improvement in cash flows from investing activities, is primarily attributable to Cragar selling fixed assets related to the manufacturing and production of Wrought Wheel and SOR wheels offset by investments in Wrenchead. Cragar had net cash used by financing activities in 1999 of $3,989,012, compared to net cash provided by financing activities of $2,803,894 in 1998. This increase in cash used by financing activities, totaling $6,792,906, was primarily the result of Cragar paying down its NCFC Credit Facility from the cash provided by operations and investing activities.

         Cragar does not anticipate any major capital budget expenditures in 2000. In addition, Cragar does not believe its operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations, including the pay-off of the NCFC Credit Facility as the remaining inventory and equipment are sold and accounts receivable are collected. Consequently, it is likely Cragar will be required to raise additional funds from equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to Cragar, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Cragar's future operating results and financial condition are dependent upon, among other things, Cragar's ability to implement its new business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

HISTORY OF PREVIOUS LOSSES; STOCKHOLDERS' DEFICIT; GOING CONCERN OPINION

         Cragar was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years through December 31, 1998. For the year ended December 31, 1999, Cragar reported net earnings of $54,678. As of December 31, 1999, Cragar had an accumulated deficit of $16,390,552 and a total stockholders' deficit of $1,954,286. There can be no assurance that Cragar will be profitable in the future.

         As a result of Cragar's total stockholders' deficit and the uncertainty regarding Cragar's ability to meet its anticipated operating and working capital needs, the independent auditors' report on Cragar's 1999 financial statements has been qualified for a going concern.

DEPENDENCE ON EXTERNAL FINANCING

         On April 20, 1998, Cragar executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off Cragar's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. As of December 31, 1999, the outstanding amount owed by Cragar under the NCFC Credit Facility was approximately $2,230,000. The NCFC Credit Facility is secured by substantially all of Cragar's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $1,500,000 that was pledged to NCFC by two private investors. In exchange for that pledge, Cragar agreed to grant warrants to purchase 7,000 shares of Common Stock on an annual basis as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of Cragar's Common Stock on the date of grant. As of December 31, 1999, Cragar had approximately $166,000 of excess availability under the NCFC Credit Facility. In addition, since the NCFC Credit Facility is collateralized by accounts receivable, inventory and equipment, as those assets are converted to cash, the credit facility will be paid down. There can be no assurance that the proceeds from the disposition of those assets will be sufficient to pay-off the NCFC Credit Facility. As a result, it is likely that Cragar will be required to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available on terms acceptable to Cragar, if at all.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

As a result of Cragar's change in business strategy, Cragar's revenues and operating results will be substantially dependent on the efforts and success of its third party licensing partners. Because the amount of royalties payable to Cragar are determined by the net sales of those products by Cragar's licensing partners, Cragar's revenues will be subject to the abilities of its licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because the primary fiduciary obligations of Cragar's licensing partners are to their shareholders rather than Cragar's shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If either licensing partner does not meet its obligations under its respective licensing agreement, Cragar's primary remedy is to terminate that license agreement, which may be an effective remedy only if Cragar can identify and secure other capable licensees of the affected products.

INABILITY TO SUPPORT MANUFACTURING, MARKETING, SALE AND DISTRIBUTION IF THIRD PARTY TERMINATES THE LICENSE AGREEMENT

         If either licensing partner terminates its license agreement or Cragar terminates the license agreement for any reason, Cragar will be forced to incur the cost of manufacturing, marketing, selling and distributing the licensed products without the financial resources and distribution capabilities of its licensees. In the alternative, Cragar would be forced to secure another licensee capable of manufacturing, marketing, selling and distributing the licensed products on behalf of Cragar and paying any royalties based on the net sales of those products. There can be no assurance that Cragar would be able to meet these obligations in the event that one or more of the license agreements is terminated.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE

         The royalty structure negotiated by Cragar with its current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to Cragar as net sales increase above certain levels. The consequence of this structure is that Cragar's ability to realize the benefits of a substantial increase in sales with respect to any group of its licensed products will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

         The completion of the sale and licensing of Cragar's Wrought Wheel and SOR Wheel businesses and any other related licensing arrangement Cragar may complete in the future represents a significant change in Cragar's business model. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in Cragar's revenues and operating and marketing costs. Cragar anticipates that the decrease in revenues and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by Cragar's licensing partners. As a result, Cragar does not have a history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of Cragar's common stock may be adversely affected.

EXTENSION OF CRAGAR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL

         Cragar's new business strategy contemplates the extension of the CRAGAR brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. Cragar regards this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenues. There can be no assurance, however, that either Cragar or its licensees will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on Cragar's financial results.

NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO ITS SHAREHOLDERS

         Any royalty payments made to Cragar pursuant to the licensing agreements initially will be used by Cragar to increase its working capital and reduce its debt. Cragar has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. As a result, shareholders should not anticipate that they will receive any distribution of the royalties generated by Cragar's licensing transactions.

DEPENDENCE ON KEY CUSTOMERS; LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS

         A limited number of customers have historically accounted for a substantial portion of Cragar's revenues in each year. Given Cragar's change in business strategy, Cragar expects that its current licensing partners will account for an even greater percentage of its revenues in the future. The financial condition and success of its customers and Cragar's ability to obtain orders from new customers have been critical to Cragar's success and will be critical to the success of Cragar's licensing partners. For the year ended December 31, 1999, Cragar's ten largest customers accounted for approximately 65.2% of gross sales (excluding sales in the amount of $1,676,948, recorded as part of the sales of assets to Weld and Carlisle) with J.H. Heafner Company, Inc. accounting for 22.7% of gross sales, Buckeye Sales, Inc. accounting for 8.2% and Autosales, Incorporated accounting for 7.9% of gross sales. The sales recorded as part of the sales of assets to Weld and Carlisle represented 11.9% of the aggregate gross sales (gross sales including sales recorded as a part of the sales of assets to Weld and Carlisle). For the year ended December 31, 1998, Cragar's ten largest customers accounted for a total of approximately 57.2% of gross sales, with J.H. Heafner Company, Inc. accounting for 13.5% of gross sales, Keystone Automotive accounting for 7.7% and RELCO Corp. accounting for 5.1% of gross sales. As a result of its change in business strategy as described above, Cragar expects that its revenues will decline and that an increasing percentage of revenues will be dependent on royalties from sales of CRAGAR products by Weld and Carlisle. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

         Cragar has made a substantial investment in Wrenchead and plans to increase that investment in 2000. There can be no assurance that the current or future investment in Wrenchead will turn out to be profitable.

RISKS ASSOCIATED WITH ESTABLISHMENT OF INTERNET-BASED MARKETING

         Cragar intends to expand the attributes and functionality of its existing website and utilize other E-commerce websites, possibly through the investment in such ventures, including the sites of any CRAGAR licensees, to enable the marketing and sale of certain of its custom vehicle wheels, wheel accessories, and possibly other CRAGAR branded products through the Internet. Although Cragar believes that marketing and selling its products online could significantly expand the market for its products, there can be no assurance that Cragar will be successful in implementing this strategy or that the sale of Cragar's products on the Internet will be successful. To further this strategy Cragar during 1999 established a relationship with Wrenchead.com, Inc. ("Wrenchead"). Currently, Cragar is an investor in Wrenchead having acquired 240,000 share of Wrenchead's Common Stock and an option to purchase an additional 245,000 shares of Wrenchead's preferred and common stock. See "Recent Developments."

HIGHLY COMPETITIVE INDUSTRY

         The market for Cragar's products is highly competitive. Cragar historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. Cragar anticipates that its licensing partners will compete on those same terms. Cragar believes that Weld and Carlisle have superior financial, operational and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that Cragar's licensing partners, Weld and Carlisle, will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on Cragar's licensing partners, possibly resulting in the reduction or elimination of royalty payments due to Cragar.

GENERAL ECONOMIC FACTORS

         The automobile aftermarket industry is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing Cragar's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While Cragar believes that current economic conditions favor stability in the markets in which its products are sold, various factors, including those listed above, could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect Cragar's licensing partners' businesses in the future, causing a decrease in royalty payments due Cragar, or prevent Cragar from successfully implementing its business strategies.

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

         In furtherance of the Cragar's change in business strategy and sale of Cragar's Wrought Wheel and SOR Wheel businesses, Cragar continues to consider alliances with other companies that could complement Cragar's new business strategy, including other licensing opportunities involving one-piece cast aluminum wheels or other complementary automotive aftermarket product lines where Cragar can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to Cragar that would enable it to consummate such transactions. Furthermore, even if Cragar completes one or more licensing agreements, there can be no assurance that the licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products. In addition, Cragar established an alliance with Wrenchead.com, Inc. ("Wrenchead") through a purchase of 240,000 shares of common stock of Wrenchead. Cragar intends to increase its investment in Wrenchead through the purchase of additional shares of Wrenchead's common stock. See "Organization and Corporate History - Recent Developments."

         Moreover, any additional investment by Cragar in Wrenchead or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt which could adversely affect Cragar's financial position. Alliances, whether licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of Cragar's management from other business concerns and the entrance of Cragar into markets in which it has had no or only limited experience, both of which could have a material adverse effect on Cragar.

VARIABILITY IN OPERATING RESULTS; SEASONALITY

         Cragar's results of operations have historically been subject to substantial variations as a result of a number of factors. In particular, Cragar's operating results have varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which Cragar participates. Historically, Cragar's net sales have been highest in the first and second quarters of each year. Significant variability in orders during any period has had an impact on Cragar's cash flow or workflow. Cragar believes that any period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Cragar expects that its licensing partners will be subject to the same variations and industry seasonality as Cragar has experienced in the past. These variations may cause fluctuations in the sales of CRAGAR branded products thereby causing fluctuations in the royalties due Cragar.

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

         Cragar's success will depend, in part, on the ability of its licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that Cragar's licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by its licensing partners will achieve or maintain market acceptance. Any misjudgment by Cragar's licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by either of Cragar's licensing partners may have an adverse effect on Cragar and its financial condition and results of operations.

REGULATORY COMPLIANCE

         Cragar historically has been subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce Cragar's products. Cragar believes that it has been and is currently in material compliance with such regulations. In the ordinary course of its business, Cragar used metals, oils, and similar materials, which were stored on site. The waste created by use of these materials was transported off-site on a regular basis by a state-registered waste hauler. Although Cragar is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on Cragar.

         Cragar is subject to regulation as a publicly-traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of its Wrought Wheel and SOR Wheel businesses, which could be considered a sale of substantially all of its assets, in exchange for the receipt of a stream of royalty payments, Cragar could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If the Company is considered to be an investment company under the 1940 Act, it would be required to register under that Act as an investment company. As a registered investment company, Cragar would be subject to further regulatory oversight of the Division of Investment Management of the Commission, and its activities would be subject to substantial and costly regulation under the 1940 Act. Cragar does not believe that its activities will subject it to the 1940 Act and accordingly does not intend to register as an investment company under the Act, although there can be no assurance that such registration would not be required in the future.

RELIANCE ON INTELLECTUAL PROPERTY

         Cragar owns the rights to certain trademarks and patents, relies on trade secrets and proprietary information, technology, and know-how, and seeks to protect this information through agreements with employees and vendors. There can be no assurance that Cragar's patents will preclude Cragar's competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, employees, both current and former, and others will not be breached, that Cragar's patents will not be infringed, that Cragar would have adequate remedies for any breach or infringement, or that Cragar's trade secrets will not otherwise become known to or independently developed by competitors.

CONTROL BY EXISTING STOCKHOLDERS

         The directors, officers, and principal stockholders of Cragar beneficially own approximately 51.5% of Cragar's outstanding Common Stock. As a result, these persons have a significant influence on the affairs and management of Cragar, as well as on all matters requiring stockholder approval, including electing and removing members of Cragar's Board of Directors, causing Cragar to engage in transactions with affiliated entities, causing or restricting the sale or merger of Cragar, and changing Cragar's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of Cragar even when such a change of control would be in the best interest of Cragar's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

         Cragar's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of Cragar to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, Cragar issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital, which, as of December 31, 1999, could have been converted into approximately 792,620 shares of Common Stock at the option of the holders of the Series A Preferred Stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of Cragar that stockholders might consider to be in Cragar's best interests. There can be no assurance that Cragar will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

         Cragar's future success depends, in large part, on the efforts and abilities of its management team, including Michael L. Hartzmark, Ph.D., its President and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of Cragar. While Dr. Hartzmark does not have an employment agreement with Cragar, Dr. Hartzmark and his family beneficially held, as of December 31, 1999, more than 22.1% of Cragar's Common Stock. The successful implementation of Cragar's business strategies depends on the hiring and retention of additional management, engineering, marketing, product development, and other personnel. There can be no assurance that Cragar will be able to identify and attract additional qualified management and other personnel when needed or that Cragar will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect Cragar's results of operations. Cragar does not maintain key man life insurance on any of its personnel.

NO CASH DIVIDENDS

         Cragar has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of Cragar's business. Cragar is required to pay dividends on its Series A Preferred Stock, however; it anticipates those dividends will be paid in kind, rather than in cash, with additional shares of Series A Preferred Stock. In addition, Cragar's NCFC Credit Facility prohibits the payments of cash dividends without the lender's consent.

ACCOUNTING MATTERS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) which became effective for Cragar on January 1, 1999. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 did not have a material impact on Cragar.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which will become effective for Cragar on July 1, 1999. Management does not expect the adoption of SFAS No. 132 to have a material impact on Cragar.

ITEM 7.   FINANCIAL STATEMENTS

         The audited financial statements of Cragar as of December 31, 1999 and for each of the years in the two-year period ended December 31, 1999 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information respecting the foregoing four Items of Part III is hereby incorporated by reference to Cragar's definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held May 15, 2000.

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

10.1(a)  First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated
         October 1, 1996*

10.2     CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan*

10.2(a)  First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan, dated
         October 1, 1996*

10.3     Commercial Lease, dated February 5, 1993, executed by and between Registrant and Principal Mutual
         Life Insurance Company*


10.4     Form of Promissory Note of the Registrant, dated March 16, 1999*****

10.5     Form of Security Agreement underlying Promissory Note of the Registrant, dated March 16, 1999*****

10.6     Agreement of Purchase and Sale of Assets between the Registrant and Weld Racing, Inc. dated
         September 30, 1999******

10.7     Exclusive Field of Use License Agreement between the Registrant and Weld Racing, Inc. dated
         September 30, 1999******

10.8     Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co.
         dated October 15, 1999******

10.9     Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co.
         dated October 15, 1999******

10.10    Form of Promissory Note of the Registrant, dated December 22, 1999

10.11    Form of Security Agreement underlying Promissory Note of the Registrant, dated December 22, 1999

21       List of Subsidiaries of the Registrant*

23(a)    Consent of Semple & Cooper, LLP

23(b)    Consent of KPMG LLP

27       Financial Data Schedule

99       Form of Lock-Up Agreement, executed by and between the Registrant and certain of the Registrant's security-holders.*


(b)  REPORTS ON FORM 8-K.

         Cragar filed a Form 8-K on May 21, 1999 regarding the change in Cragar's independent accountant.


     *       Incorporated by reference to Cragar's Registration on Form SB-2 (No. 333-13415)

     **      Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)

     ***     Incorporated by reference to Cragar's Current Report of Form 8-K, filed January 23,
             1999 (no. 1-12559)

     ****    Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on
             May 15, 1998 (no. 1-12559)

     *****   Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on
             May 12, 1999 (no. 1-12559)

     ******  Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on
             November 15, 1999 (no. 1-12559)

                                   SIGNATURES

                  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CRAGAR INDUSTRIES, INC.

                                               By: /s/ Michael L. Hartzmark
                                                   --------------------------
                                               Michael L. Hartzmark
                                               Chief Executive Officer

                      Date:     MARCH 30, 2000

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                      TITLE                         DATE

/s/ Michael L. Hartzmark    Treasurer, Chief  Executive           March 30, 2000
------------------------    Officer, and Director
Michael L. Hartzmark        (Principal Executive Officer)


/s/ Richard P. Franke       Chief Financial Officer               March 30, 2000
------------------------    (Principal Financial Officer)
Richard P. Franke


/s/ Michael Miller          Secretary, President, and             March 30, 2000
------------------------    Director
Michael Miller


/s/ Sidney Dworkin          Director                              March 30, 2000
------------------------
Sidney Dworkin


/s/ Donald McIntyre         Director                              March 30, 2000
------------------------
Donald McIntyre


/s/ Mark Schwartz           Director                              March 30, 2000
------------------------
Mark Schwartz

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report for the year ended December 31, 1999............. F-1

Independent Auditors' Report for the year ended December 31, 1998............. F-2

Balance Sheet as of December 31, 1999......................................... F-3

Statements of Operations for the years ended December 31, 1999 and 1998....... F-4

Statements of Stockholders Deficit for the years ended December 31, 1999 and 1998...................................................................... F-5

Statements of Cash Flows for the years ended December 31, 1999 and 1998....... F-6

Notes to Financial Statements................................................. F-8


                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Cragar Industries, Inc.

We have audited the accompanying balance sheet of Cragar Industries, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cragar Industries, Inc. as of December 31, 1999, and the results of its operations, changes in stockholders' deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 22, 2000

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cragar Industries, Inc.:


We have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1998 of Cragar Industries, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cragar Industries, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 16 to the financial statements, the Company has a stockholders' deficiency and the Company has suffered recurring losses from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 16. The financial statements do not include any adjustments that might result from this uncertainty.



                                /s/ KPMG, LLP

Phoenix, Arizona
March 18, 1999

                                   CRAGAR INDUSTRIES, INC.
                                       BALANCE SHEET
                                      December 31, 1999

                                            ASSETS

CURRENT ASSETS:
        Cash and cash equivalents (Note 1)                                                        $ 1,387
        Accounts receivable, net (Notes 1, 5, 6, 7 and 14)                                      1,443,886
        Inventory, net (Notes 1, 2, 5, 6 and 7)                                                   540,373
        Investments (Note 1)                                                                      437,500
        Prepaid expenses and other current assets                                                  78,665
                                                                                            -------------
                   TOTAL CURRENT ASSETS                                                         2,501,811

Property and equipment, net (Notes 1, 3, 5, 6 and 7)                                              207,245
Other assets                                                                                       57,624
                                                                                            -------------
                   TOTAL ASSETS                                                               $ 2,766,680
                                                                                            =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                                                                        $ 773,474
        Accrued expenses (Note 4)                                                                 826,997
        Accrued interest                                                                           53,947
        Deferred revenue (Note 1)                                                                 275,000
                                                                                            -------------
                   TOTAL CURRENT LIABILITIES                                                    1,929,418

LONG-TERM LIABILITIES:
        Line of credit (Note 5)                                                                 2,331,548
        Notes payable (Note 6)                                                                    260,000
        Notes payable to related parties (Note 7)                                                 200,000
                                                                                            -------------
                   TOTAL LIABILITIES                                                            4,720,966
                                                                                            -------------
COMMITMENTS AND CONTINGENCIES: (Notes 13, 15 and 16)                                                    -

STOCKHOLDERS' DEFICIT: (Notes 8 and 9)
        Preferred stock, par value $.01; 200,000 shares authorized,
            22,500 shares issued and outstanding                                                      225
        Additional paid-in-capital - preferred                                                  2,166,956
        Common stock, par value $.01; 5,000,000 shares authorized,
            2,456,990 shares issued and outstanding                                                24,570
        Additional paid-in-capital - common                                                    12,244,515
        Accumulated Deficit                                                                   (16,390,552)
                                                                                            -------------
                   TOTAL STOCKHOLDERS' DEFICIT                                                 (1,954,286)
                                                                                            -------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $ 2,766,680
                                                                                             ============

                                   The Accompanying Notes are an Integral Part
                                          of the Financial Statements

                                           CRAGAR INDUSTRIES, INC.
                                           STATEMENTS OF OPERATIONS
                                 For the Years Ended December 31, 1999 and 1998

                                                                                1999                   1998
                                                                                ----                   ----
Sales, net                                                                   $ 12,828,329          $ 12,081,884
Costs of goods sold, net                                                       11,562,681            10,769,486
                                                                        -----------------     -----------------
Gross profit                                                                    1,265,648             1,312,398
Selling, general and administrative expenses                                    1,925,376             4,404,391
                                                                        -----------------     -----------------
Loss from operations                                                             (659,728)           (3,091,993)

Other income (expense)
        Interest expense, net                                                    (569,045)             (792,221)
        Other, net                                                                116,473                37,772
        Gain on disposal of fixed assets                                          878,006                     -
        Settlement                                                                      -              (125,000)
                                                                        -----------------     -----------------
Net loss before extraordinary item                                               (234,294)           (3,971,442)

Extraordinary item - gain on forgiveness of debt (Note 17)                        288,972                     -
                                                                        -----------------     -----------------
Net income (loss)                                                                $ 54,678           $(3,971,442)
                                                                        ==================    =================
Basic net loss per common share before extraordinary
        item (Notes 1 and 11)                                                     $ (0.16)              $ (1.67)
Extraordinary item (Notes 1 and 11)                                                  0.12                     -
                                                                        ------------------    -----------------
Basis net loss per common share (Notes 1 and 11)                                  $ (0.04)              $ (1.67)
                                                                        ==================    ==================
Weighted-average shares outstanding - basic (Note 11)                           2,456,990              2,453,990
                                                                        ==================    ==================

                                    The Accompanying Notes are an Integral Part
                                             of the Financial Statements

                                            CRAGAR INDUSTRIES, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Years Ended December 31, 1999 and 1998

                                        COMMON STOCK                     PREFERRED STOCK
                                           NUMBER                            NUMBER
                                         OF SHARES          AMOUNT         OF SHARES          AMOUNT
                                         ---------          ------         ---------          ------
Balances at
        December 31, 1997                    2,453,990       $ 24,540                  -            $ -

Issuance of preferred
        stock                                        -              -             22,500            225

Warrants issued with line
        of credit financing                          -              -                  -              -

Warrants issued with
        preferred stock                              -              -                  -              -

Amortization of warrant
        valuation                                    -              -                  -              -

Net loss                                             -              -                  -              -
                                        -----------------  -------------  -----------------  -------------
Balances at
        December 31, 1998                    2,453,990         24,540             22,500            225

Issuance of common
        stock                                    3,000             30                  -              -

Warrants issued to guarantors
        of line of credit financing                  -              -                  -              -

Warrants issued with notes
        payable                                      -              -                  -              -

Amortization of warrant
        valuation                                    -              -                  -              -

Net income                                           -              -                  -              -
                                        -----------------  -------------  -----------------  -------------
Balances at
        December 31, 1999                    2,456,990       $ 24,570             22,500          $ 225
                                        =================  =============  =================  =============


   ADDITIONAL PAID-IN CAPITAL                                        TOTAL
                                         ACCUMULATED             STOCKHOLDERS'
   COMMON            PREFERRED             DEFICIT                  DEFICIT
   ------            ---------             -------                  -------
   $ 11,845,882                $ -          $ (12,327,274)               $ (456,852)


              -          2,249,775                      -                 2,250,000


         21,900                  -                      -                    21,900


        229,333           (229,333)                     -                         -


              -             70,071                (70,071)                        -

              -                  -             (3,971,442)               (3,971,442)

------------------  -----------------  --------------------- -----------------------
     12,097,115          2,090,513            (16,368,787)               (2,156,394)


            (30)                 -                      -                         -


         54,472                  -                      -                    54,472


         92,958                  -                      -                    92,958


              -             76,443                (76,443)                        -

              -                  -                 54,678                    54,678

------------------  -----------------  --------------------- -----------------------
   $ 12,244,515        $ 2,166,956          $ (16,390,552)             $ (1,954,286)
==================  =================  ===================== =======================



                                  The Accompanying Notes are an Integral Part
                                         of the Financial Statements

                                 CRAGAR INDUSTRIES, INC.
                                STATEMENTS OF CASH FLOWS
                     For the Years Ended December 31, 1999 and 1998

                                                                                                 1999                  *1998
                                                                                                -----                  -----
Cash flows from operating activities:
       Net income (loss)                                                                            $ 54,678          $ (3,971,442)
       Adjustments to reconcile net income (loss) to net cash provided
            (used) by operating activities:
                 Provision for losses on accounts receivable                                               -               255,120
                 Provision for obsolete and slow-moving inventory                                    393,385               785,000
                 Depreciation and amortization of property and equipment                             283,705               304,360
                 Amortization of other assets                                                              -               427,674
                 Gain on disposition of property and equipment                                      (878,006)               21,900
                 Gain on sale of investments                                                        (287,500)                    -
                 Accounts payable paid with property and equipment                                   206,231                     -
                 Marketing and commission costs paid with property
                      and equipment                                                                   33,110                     -
                 Extraordinary gain from forgiveness of debt                                        (288,972)                    -
                 Issuance of common stock warrants related to the
                      acquisition of debt                                                            147,430                     -

                 Increase (decrease) in cash resulting from changes in:
                      Accounts receivable                                                          1,435,391              (136,517)
                      Inventory                                                                    3,418,695              (483,973)
                      Prepaid expenses and other current assets                                      121,352              (188,864)
                      Other assets                                                                   (36,304)              (44,734)
                      Accounts payable                                                            (1,313,666)              228,869
                      Accrued expenses                                                              (205,647)               29,349
                      Accrued interest                                                               (20,731)              (60,817)
                      Deferred revenue                                                               275,000                     -
                                                                                             ----------------        -------------
                               Net cash provided (used) by operating activities                  $ 3,338,151          $ (2,834,075)
                                                                                             ----------------        -------------

           * As reclassified for comparative purposes

                                   The Accompanying Notes are an Integral Part
                                          of the Financial Statements

                                 CRAGAR INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS (Continued)
                     For the Years Ended December 31, 1999 and 1998


                                                                                                 1999                  *1998
                                                                                                 ----                  -----
Cash flows from investing activities:
       Purchase of investments                                                                    $ (450,000)           $        -
       Proceeds from sale of investments                                                             300,000
       Purchases of property and equipment                                                           (59,067)             (113,823)
       Proceeds from disposition of property and equipment                                           861,315               127,682
                                                                                          -------------------    -----------------
                               Net cash provided by investing activities                             652,248                13,859
                                                                                          -------------------    -----------------
Cash flows from financing activities:
       Proceeds from preferred stock                                                                       -             1,650,000
       Net borrowings (repayment) on line of credit                                               (3,488,945)              301,950
       Proceeds from notes payable                                                                   260,000             1,127,000
       Repayment of notes payable                                                                   (960,067)             (166,933)
       Proceeds from notes payable to related parties                                                200,000                     -
       Repayment of capital lease obligations                                                              -              (108,123)
                                                                                          ------------------    ------------------
                               Net cash (used) provided by financing activities                   (3,989,012)            2,803,894

Increase (decrease)  in cash and cash equivalents                                                      1,387               (16,322)
Cash and cash equivalents at beginning of year                                                             -                16,322
                                                                                          ------------------     -----------------
Cash and cash equivalents at end of year                                                          $    1,387            $        -
                                                                                          ===================    ==================
Supplemental disclosure of cash flow information:
       Net cash received (paid) for interest                                                      $ (589,776)           $ (854,038)
                                                                                          ===================    ==================
Noncash financing and investing activities:
       Conversion of investor notes payable to preferred stock                                    $        -            $  600,000
       Received payment from sale of property and equipment
            through the relief of accounts payable                                                   206,231                     -
       Paid commissions and marketing costs with property and equipment                               33,110                     -
       Recorded an extraordinary gain from reduction of debt                                        (288,972)                    -
       Issuance of common stock warrants                                                             147,430                     -

               * As reclassified for comparative purposes

                                    The Accompanying Notes are an Integral Part
                                           of the Financial Statements

                               CRAGAR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES:

     Nature of Operations:

     CRAGAR Industries, Inc. (The Company) designs, produces and sells composite, aluminum, steel and wire custom wheels and wheel accessories. It markets and sells to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. During the year ended December 31, 1999 the Company changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them.

     In connection with the reassessment of its business strategy, Cragar entered into licensing agreements and agreements to sell assets to Weld Racing, Inc. and Carlisle Tire & Wheel Co. Pursuant to these agreements Cragar granted an exclusive worldwide license to manufacture, sell, and distribute certain lines of wheels and related accessories in exchange for a royalty based on sales of the licensed products.

     Pervasiveness of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.

     Accounts Receivable:

     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of December 31, 1999, a provision for uncollectible accounts receivable in the amount of $149,860 has been established.

     Inventory:

     Inventory consists of raw materials and partially and fully assembled custom specialty wheels. Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Market is based upon current sales prices less distribution and selling costs. Provisions are made currently for obsolete and slow moving inventory.

     Investments:

     Investments consist of nonmarketable common stock and options to purchase nonmarketable common stock. The investments are stated at cost which does not exceed estimated net realizable value.

                              CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES: (CONTINUED)

     Property and Equipment:

     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the Years ended December 31, 1999 and 1998, depreciation expense was $283,705 and $304,360 respectively.

     Deferred Revenue:

     Deferred revenue consists of amounts received under agreements entered into by the Company for the licensing of their products. Revenues will be recorded in the future as royalties are earned under these agreements.

     Revenue Recognition:

     Revenue from product sales is recognized upon shipment to the customer. Provisions are made currently for estimated product returns.

     Impairment of Long-Lived Assets:

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Product Warranties:

     Costs estimated to be incurred with respect to product warranties are provided for at the time of sale based upon estimates derived from experience factors.

     Income Taxes:

     Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

     Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                             CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
     ESTIMATES: (CONTINUED)

     Employee Stock Options:

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations in accounting for its employee stock options and to adopt the "disclosure only" alternative treatment under Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation" (SFAS 123). SFAS No. 123 requires the use of fair value option valuation models that were developed for use in valuing employee stock options. Under SFAS No. 123, deferred compensation is recorded for the excess of the fair value of the stock on the date of the option grant, over the exercise price of the option. The deferred compensation is amortized over the vesting period of the option.

     Net Loss per Common Share:

     Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options and warrants at December 31, 1999 and 1998 of 1,881,178 and 1,642,611, respectively, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common stockholders for the years ended December 31, 1999 and 1998, the calculation of diluted net loss per share has been excluded from the financial statements.

     Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards No. 107, "disclosure about fair value of financial instruments" (SFAS 107) requires disclosure of the fair value of certain financial instruments. The following methods and assumptions were used by the Company in estimating fair value disclosures for the financial instruments:

     Limitations - Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgement and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from the offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     Current assets and current liabilities - The amounts reported in the balance sheet approximate fair value due to the short maturities of these items.

     Long-term liabilities - The terms of the Company's long-term liabilities approximate the terms in the market place at which they could be replaced, therefore the fair value approximates the carrying value of these financial instruments.

                                    CRAGAR INDUSTRIES, INC.
                           NOTES TO FINANCIAL STATEMENTS (Continued)


     Concentration of Credit Risk:

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

2.   INVENTORY:

     Inventory as of December 31, 1999 consists of:
         Raw Materials                                                          $      682,854
         Work-in-process                                                               172,308
         Finished goods                                                              1,077,844
                                                                                --------------

                                                                                     1,933,006

         Less allowance for obsolete and slow moving inventory                      (1,392,633)
                                                                                ---------------

                                                                                $      540,373
                                                                                ===============
3.   PROPERTY AND EQUIPMENT:

     Property and equipment as of December 31, 1999 consists of:

         Furniture and fixtures                                                 $      463,303
         Leasehold improvements                                                        558,791
         Equipment held for sale                                                       141,370
                                                                                ---------------

                                                                                     1,163,464
         Less accumulated depreciation                                                (956,219)
                                                                                --------------
                                                                                $      207,245
                                                                                ===============
4.   ACCRUED EXPENSES:

     Accrued expenses as of December 31, 1999 consists of:

         Accrual for stock adjustments, rebates, cash discounts,
              advertising, royalty and warranty                                 $      592,312
         Payroll and related benefits                                                   15,692
         Professional fees                                                             115,000
         Real estate, personal property and other taxes                                 54,837
         Other                                                                          49,156
                                                                                --------------

                                                                                $      826,997
                                                                                ==============

                              CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)


5.   CREDIT FACILITY:

     The Company has a credit facility with a finance company providing for a maximum combined term loan and revolving line of credit totaling $8.5 million, subject to certain restrictions with respect to the collateral borrowing base. The credit facility contains no financial covenants and is collateralized by certain assets of the Company under a security agreement, which includes accounts receivable, inventories, intangible assets and property and equipment. Certain stockholders have also pledged personal investments totaling $1.5 million as collateral on the credit facility and a portion of the investments are considered in determining the borrowing base. The line of credit bears interest at the prime rate plus 1.25% (9.75% at December 31, 1999) and is due in full in April, 2002. As of December 31, 1999, $2,331,548 was outstanding under the line of credit and approximately $166,000 was available to borrow. These warrants expire in December 2001.

     As of December 31, 1999 there was no balance outstanding under the term loans of the credit facility.

     The credit facility requires the Company to maintain an outstanding balance of $4 million from a combination of the line of credit and term loans. As of December 31, 1999 the Company did not have total borrowings in excess of $4 million under the credit facility. Through March 22, 2000, the date of this report, no actions had been taken by the financial institution to enforce this minimum borrowing amount.

6.   NOTES PAYABLE:

     As of December 31, 1999, notes payable consists of three (3) separate notes with interest at 10% per annum. The notes require annual interest payments with the balance due in full in March, 2001. The notes are collateralized by various assets of the Company including but not limited to accounts receivable, inventory and property and equipment.

7.   NOTES PAYABLE TO RELATED PARTIES:

     As of December 31, 1999, notes payable to related parties consists of two
     (2) separate notes with interest at 10% per annum. The notes require annual interest payments with the balance of the notes due in full the sooner of
     a) 30 days from the date the Company raises $2 million in equity capital or; b) January, 2001. The notes are collateralized by various assets of the Company including but not limited to accounts receivable, inventory and property and equipment.

8.   PREFERRED STOCK:

     In January 1998, the Company issued 22,500 shares of 7% Series A Convertible Preferred Stock for $1,650,000 cash and conversion of $600,000 of investor notes payable to stockholders. Dividends in arrears for preferred stock totaled $293,125 at December 31, 1999.

9.   OUTSTANDING WARRANTS:

     At December 31, 1998, the Company had outstanding Class A warrants to purchase 7,877.5 shares of the Company's common stock at $1.43 per share. These warrants became exercisable on January 1, 1993 and expired unexercised on December 31, 1999. At December 31, 1999 and 1998, the Company has outstanding Class C warrants to purchase 21,000 shares of the Company's common stock at $3.25 per share. These warrants became exercisable on July 1, 1996 and expire on June 30, 2001. In the opinion of management, the exercise price of the Class A and C warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of grant.

     As a result of the completion of the Company's initial public offering in December 1996, warrants to acquire 977,500 shares of the Company's common stock at $6.60 per share and representative's warrants to acquire 85,000 shares of the Company's common stock at $7.50 per share were outstanding at December 31, 1999 and 1998. These warrants expire in December 2001.

     Warrants to acquire 333,333 shares of the Company's common stock at $8.75 per share in conjunction with the 1998 issuance of preferred stock were outstanding at December 31, 1999 and 1998. These warrants became exercisable in January 1998 and expire in January 2001. These warrants were valued at $229,333 and recorded as a contra entry to additional paid-in capital - preferred. This amount is being amortized to accumulated deficit on a straight-line basis over the three (3) year life of the warrants.

     Warrants to acquire 50,000 shares of the Company's common stock at $5.25 per share relating to the Company's 1998 acquisition of a credit facility (Note 5) were outstanding at December 31, 1999 and 1998. The warrants became exercisable in April 1998 and expire in April 2003. These warrants were valued at $21,900 based upon the market value of similar publicly traded warrants as of the date of grant. This warrant value was fully amortized to interest expense in 1998.

     During March 1999 the Company granted warrants to purchase 86,667 shares of the Company's common stock at $3.00 per share relating to the acquisition of notes payable. The warrants were exercisable upon issuance and expire in March, 2002. These warrants were valued at $90,134 based upon the market value of similar publicly traded warrants as of the date of grant. The value of the warrants are being amortized over the term of the notes. For the year ended December 31, 1999 the Company expensed $23,785 in relation to these warrants.

     During April 1999 the Company granted warrants to purchase 73,500 shares of the Company's common stock at $5.00 per share relating to personal guarantees made by stockholders on the Company's credit facility. The warrants are exercisable upon issuance and expire in April 2002. These warrants were valued at $54,472 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

     During December 1999 the Company granted warrants to purchase 3,000 shares of the Company's common stock at $1.80 per share relating to the acquisition of notes payable. The warrants were exercisable upon issuance and expire in December 2002. These warrants were valued at $2,825 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

     No warrants to purchase shares of the Company's common stock were exercised during 1999.

                            CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

10.  STOCK OPTION PLAN:

     During 1996 the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and nonemployee director plan (the Plans), which permit the granting of options to purchase shares of the Company's common stock to eligible employees and directors. The Plans reserve 245,000 shares of the Company's common stock for grant. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under the provisions of the Plans with similar terms to the incentive and non-incentive stock options. As of December 31, 1999, 15,200 stock options under the Plans were available for grant.

     The per share weighted average fair value of stock options granted during 1999 and 1998 was $1.47 and $3.24, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 53.7% and 40.9%, respectively, and an expected life of 3 years and 4 years, respectively. The risk free interest rate was 7.0% and 5.46% for 1999 and 1998, respectively.

     The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net loss and net loss per common share for the years ended December 31, 1999 and 1998, respectively, would have been adjusted to the pro forma amounts indicated below.

                                           1999                     1998
                                     ------------------       -----------------
      Net income (loss):
           As reported                $         54,678          $  (3,971,442)
           Pro forma                  $        (51,950)         $  (4,113,742)

      Loss per common share:

           As reported                $           (.10)         $       (1.67)
           Pro forma                  $           (.14)         $       (1.73)


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period.

                              CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

10.      STOCK OPTION PLAN: (CONTINUED)

     A summary of the aforementioned stock plan for the years ended December 31, 1999 and 1998 is as follows:

                                                  1999                                    1998
                                                  ----                                    ----
                                            WEIGHTED AVERAGE                         WEIGHTED AVERAGE

                                       NUMBER             EXERCISE              NUMBER             EXERCISE
                                      OF SHARES             PRICE              OF SHARES             PRICE
                                   ---------------     ---------------     ----------------     --------------
Balance at the beginning
        of the year                       154,400              $ 5.28              173,400             $ 5.26
Granted                                   116,000                3.41                6,000               5.25
Forfeited                                 (40,600)               5.20              (25,000)              5.12
Exercised                                       -                   -                    -                  -
                                   ---------------                         ----------------
Balance at the end
        of the year                       229,800              $ 4.35              154,400             $ 5.28
                                   ===============     ===============     ================     ==============
Exercisable at the end
        of the year                       143,467              $ 4.96              154,400             $ 5.28
                                   ===============     ===============     ================     ==============
Weighted average fair
        value of options
           granted during the year                             $ 1.47                                  $ 3.24
                                                       ===============                          ==============


     A summary of stock options granted at December 31, 1999 is as follows:


                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE


                                         WEIGHTED
                      NUMBER              AVERAGE          WEIGHTED         NUMBER         WEIGHTED
                  OUTSTANDING AT         REMAINING          AVERAGE     EXERCISABLE AT     AVERAGE
   EXERCISE        DECEMBER 31,         CONTRACTUAL        EXERCISE      DECEMBER 31,      EXERCISE
    PRICES             1999                LIFE              PRICE           1999           PRICE
    ------             ----                ----              -----           ----           -----
 $5.12 - 5.14               63,500    7 years, 6 mos.          $ 5.12            63,500       $ 5.12
     5.25                    6,000    8 years, 7 mos.            5.25             6,000         5.25
     5.60                   44,300   6 years, 10 mos.            5.60            44,300         5.60
     3.75                   17,000    9 years, 0 mos.            3.75             5,667         3.75
     3.75                   45,500    9 years, 6 mos.            3.75            18,000         3.75
     3.125                   6,000    9 years, 4 mos.           3.125             6,000        3.125
     3.00                   47,500    9 years, 1 mos.            3.00                 -         3.00
                 ------------------                                    -----------------
                           229,800                             $ 4.35           143,467       $ 4.96
                 ==================                       ============ =================  ===========

                             CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)


11.      LOSS PER COMMON SHARE:

     A summary of the Company's basic loss per share is as follows:

                                                                    Years Ended December 31,
                                                                     1999              1998
                                                                 -----------       ------------
     Net loss before extraordinary items                         $ (234,294)       $(3,971,442)
     Less preferred dividends in arrears                           (157,500)          (135,625)
                                                                 -----------       ------------
     Loss available to common stockholders before
        extraordinary item                                         (391,794)        (4,107,067)
     Extraordinary item - gain on forgiveness of debt               288,972                  -
                                                                 -----------       ------------
     Loss available to common stockholders                       $ (102,822)       $(4,107,067)
                                                                 ===========       ============
     Basic EPS weighted average shares outstanding                2,456,990          2,453,990
                                                                 ===========       ============
     Basic loss per common share before extraordinary item       $    (0.16)       $     (1.67)
     Extraordinary item                                                0.12                  -
                                                                 -----------       ------------
     Basic loss per common share                                 $    (0.04)       $     (1.67)
                                                                 ===========       ============


12.      INCOME TAXES:

     The Company had no current income taxes for the years ended
     December 31, 1999 and 1998. As of December 31, 1999 deferred tax assets (liabilities) consist of the following:

         Allowance for doubtful accounts                         $      49,900
         Allowance for obsolete and slow moving inventory              473,500
         Depreciation                                                  (13,600)
         Accrual for stock adjustments, rebates, cash
              discounts, advertising, royalty and warranty             201,400
         Net operating loss carryforwards                            4,659,000
                                                                --------------
         Total deferred tax asset                                    5,370,200
         Less valuation allowance                                   (5,370,200)
                                                                --------------
         Net deferred tax asset                                 $            -
                                                                ==============

     The Company has net operating loss carryforwards at December 31, 1999 of approximately $13,520,000 for Federal income tax purposes, which begin to expire in 2010.

     The net change in the valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $1,153,800 and an increase of $1,397,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

13.  OPERATING LEASES:

     The Company leases office and warehouse facilities and various equipment items under operating leases expiring through June 2003. The Company is responsible for all occupancy costs including insurance and utility costs. Minimum future rental payments for all noncancelable operating leases having original or remaining lease terms in excess of one year as of December 31, 1999 are as follows:

         FOR THE YEAR ENDED DECEMBER 31,

                     2000                                      $   370,933
                     2001                                          375,338
                     2002                                          353,408
                     2003                                          165,510
                                                               -----------

           Total Future Lease Payments                         $ 1,265,189
                                                               ===========

     No renewal options are provided for in the lease agreements. Total rental expense for the years ended December 31, 1999 and 1998 was approximately $280,650 and $309,900, respectively.

     During December, 1999 the Company entered into an agreement to sublease a substantial portion of the facilities that the Company leases. The Company continues to bear primary financial responsibility for the original lease of the facility. The sublease expires in June, 2003. Minimum future rental receipts under the sublease are as follows:




         FOR THE YEAR ENDED DECEMBER 31,

                  2000                                        $   336,000
                  2001                                            336,000
                  2002                                            336,000
                  2003                                            168,000
                                                               ----------

           Total Future Lease Receipts                        $ 1,176,000
                                                              ===========



     Total rental income for the year ended December 31, 1999 was approximately $28,000.

                             CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

14.  CONCENTRATIONS OF CREDIT RISK - MAJOR CUSTOMERS:

     The Company sells a substantial portion of its products to its top three customers. For the years ended December 31, 1999 and 1998 percentages of sales to these customers are as follows:

                                                        1999              1998
                                                        ----              ----
         Customer 1                                     21.9%             13.5%
         Customer 2                                     10.0               7.7
         Customer 3                                      2.5               5.1

     Percentages of accounts receivable from major customers are as follows:

                                                        1999              1998
                                                        ----              ----
         Customer 1                                      2.5%             15.7%
         Customer 2                                     18.5              16.2
         Customer 3                                     15.5               8.8

     The Company's top three customers can change from year to year, therefore the amounts above do not necessarily relate to the same customer for both 1999 and 1998.

15.      COMMITMENTS AND CONTINGENCIES:

     During the year ended December 31, 1999 the Company entered into an agreement with an individual to purchase 45,000 shares of non-marketable common stock from that individual for the amount of $363,300. This transaction is scheduled to close on April 27, 2000 and therefore no asset or liability has been recorded in the accompanying financial statements.

     Prior to December 31, 1999 the Company implemented a plan to deal with the Year 2000 issue. While there can be no assurance that the Company will be unaffected by this issue, management believes that they have taken measures sufficient to minimize any possible effects the Year 2000 issue may cause. As of March 22, 2000, the date of this audit report, the Company had not experienced any material adverse effects from the year 2000 issue and plans to continue to monitor this issue for possible future implications.

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

16.  GOING CONCERN:

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,390,552 as of December 31, 1999, has generated substantial losses from operations for several years, and has a stockholders' deficit of $1,954,286 as of December 31, 1999. The Company's business plan calls for a change in general business strategy, transitioning from the manufacturing, marketing and distribution of custom wheels and wheel accessories to the licensing of their products. The Company plans to maintain revenues from licensing agreements while substantially decreasing costs. There is no certainty that the Company's plans will be successfully carried out. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            CRAGAR INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (Continued)

17.  EXTRAORDINARY GAIN:

     During the year ended December 31, 1999 the Company recorded an extraordinary gain in the amount of $288,972 resulting from the forgiveness of debts by certain creditors of the Company. No tax is calculated on the gain due to the operating loss carryforwards that the Company has available to offset the resulting income.

18.  SUBSEQUENT EVENTS:

     Included in investments are options owned by the Company to purchase 315,000 shares of Wrenchead.com, Inc. common stock and 312,500 shares of Wrenchead.com, Inc. Series A Preferred Stock. Subsequent to December 31, 1999 the Company assigned it's rights to purchase 214,602 shares of Wrenchead.com, Inc. common stock and 212,898 shares of Wrenchead.com, Inc. Series A Preferred Stock to certain investors. As consideration for this transaction the Company received $204,000 in cash.