Form 10QSB/A
period 1999-09-30
CRAGAR INDUSTRIES INC /DE
filed 2000-04-27
CIK 1024125

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

Number of shares of common stock, $.01 par value, outstanding as of April 27, 2000: 2.46 million.

Transitional small business disclosure format. Yes [ ] No [X]

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
        EXHIBIT NO.        DESCRIPTION
      -------------        -----------
         3.1*              Second Amended and Restated Certificate of
                           Incorporation of the Registrant filed with the State of Delaware on October 1, 1996

         3.2*              Amended and Restated Bylaws of the Registrant

        10.1+ Agreement of Purchase and Sale of Assets by and between Cragar Industries, Inc. and Carlisle Tire and Wheel Co.

        10.2+ Exclusive Field of Use License Agreement by and between Cragar Industries, Inc. and Carlisle Tire and Wheel Co.

        10.3+ Agreement of Purchase and Sale of Assets by and between Cragar Industries, Inc. and Weld Racing, Inc.

        10.4+ Exclusive Field of Use License Agreement by and between Cragar Industries, Inc. and Weld Racing, Inc.

        11++               Schedule of Computation of Earnings per Share

        27.1++ 1999 Financial Data Schedule for the Three and Nine Months Ended September 30, 1999

       (b)                 Reports on Form 8-K

                           None

------------------
* - Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

+  - Filed herewith

++ - Previously filed with the Company's 10-QSB on November 15, 1999.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CRAGAR INDUSTRIES, INC.

     Dated:  April 27, 2000                      By: /s/MICHAEL L. HARTZMARK
             --------------                         ---------------------------
                                                 Michael L. Hartzmark
                                                 President and CEO

     Dated:  April 27, 2000                      By: /s/RICHARD P. FRANKE
             --------------                         ---------------------------
                                                 Richard P. Franke
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)