Form 10QSB
period 2000-03-31
CRAGAR INDUSTRIES INC /DE
filed 2000-05-15
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000


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

         Number of shares of common stock, $.01 par value, outstanding as of March 31, 2000: 2,456,990.

         Transitional small business disclosure format. Yes [ ] No [X]

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                      March 31, 2000 and December 31, 1999

                                                                                  March 31,               December 31,
                                                                                    2000                      1999
                                                                               -----------------        -----------------
                                                                                 (unaudited)
                          ASSETS
Current Assets
        Cash and cash equivalents                                                      $ 140,981                  $ 1,387
        Accounts receivable, net of allowance for
           doubtful accounts of $133,119                                                 946,963                1,443,886
        Inventory, net                                                                   261,702                  540,373
        Investments                                                                      237,500                  437,500
        Prepaid expenses                                                                 102,988                   78,665
                                                                                ----------------             ------------
               Total current assets                                                    1,690,134                2,501,811

Property and Equipment, net                                                              186,746                  207,245

Other Assets                                                                              57,624                   57,624
                                                                                ----------------             ------------

Total Assets                                                                         $ 1,934,504              $ 2,766,680
                                                                                ================             ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable                                                               $ 788,807                $ 773,474
        Accrued interest                                                                  47,684                   53,947
        Deferred revenue                                                                 132,073                  275,000
        Accrued expenses                                                                 701,445                  826,997
                                                                                ----------------             ------------
               Total current liabilities                                               1,670,009                1,929,418

Line of Credit                                                                         1,856,681                2,331,548
Long Term Debt                                                                           460,000                  460,000
                                                                                ----------------             ------------

Total Liabilities                                                                      3,986,690                4,720,966
                                                                                ----------------             ------------
Stockholders' Deficit
        Preferred stock, par value $.01; authorized 200,000 shares
              22,500 shares issued and outstanding                                           225                      225
        Additional paid-in capital - preferred                                         2,166,956                2,166,956
        Common stock, par value $.01; authorized 5,000,000 shares
              2,456,990 shares issued and outstanding                                     24,570                   24,570
        Additional paid-in capital - common                                           12,244,515               12,244,515
        Accumulated deficit                                                          (16,488,452)             (16,390,552)
                                                                                ----------------             ------------
               Total stockholders' deficit                                            (2,052,186)              (1,954,286)
                                                                                ----------------             ------------

Total Liabilities and Stockholders' Deficit                                          $ 1,934,504              $ 2,766,680
                                                                                ================             ============

See accompanying notes to condensed financial statements

                           CRAGAR INDUSTRIES, INC.
                     Condensed Statements of Operations
                 Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ---------------------------------------
                                                                                     2000                      1999
                                                                                ----------------           ------------
Net sales                                                                              $ 316,351            $ 4,186,763
Royalty revenues                                                                         142,927                      -
                                                                                ----------------           ------------
               Total revenues                                                            459,278              4,186,763

Cost of goods sold                                                                       332,051              3,313,470
                                                                                ----------------           ------------

               Gross profit                                                              127,227                873,293

Selling, general and administrative expenses                                             187,704                588,782
                                                                                ----------------           ------------

               Income (loss) from operations                                             (60,477)               284,511
                                                                                ----------------           ------------

Non-operating income (expenses), net
        Interest expense                                                                 (63,979)              (185,105)
        Other                                                                             26,556                  1,049
                                                                                ----------------           ------------
               Total non-operating income (expenses), net                                (37,423)              (184,056)
                                                                                ----------------           ------------

Net earnings (loss) before income taxes                                                  (97,900)               100,455

Income taxes                                                                                   -                      -
                                                                                ----------------           ------------


Net earnings (loss)                                                                    $ (97,900)             $ 100,455
                                                                                =================          ============

Basic earnings (loss) per common share                                                   $ (0.06)                $ 0.02
                                                                                =================          ============

Diluted earnings (loss) per common share                                                 $ (0.06)                $ 0.01
                                                                                =================          ============

Weighted average shares outstanding                                                    2,456,990              2,456,990
                                                                                =================          ============

See accompanying notes to condensed financial statements

                            CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       2000                    1999
                                                                                ----------------           ------------
Cash flows from operating activities
       Net earnings (loss)                                                             $ (97,900)           $ 100,455
       Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
       Provision for (write-off of) doubtful accounts                                    (16,741)               1,252
       Reduction in (increase in) provision for obsolete and slow
            moving inventory                                                             (72,633)            (166,389)
       Depreciation and amortization of property and equipment                            20,500               73,952
       Gain on sale of property and equipment                                            (20,609)
       Increase (decrease) in cash resulting from changes in:
            Accounts receivable                                                          513,664           (1,367,614)
            Inventory                                                                    351,304              469,920
            Investments                                                                  200,000                    -
            Prepaid expenses                                                             (24,323)             (13,487)
            Accounts payable and accrued expenses                                       (239,945)             398,844
            Accrued interest                                                             (26,864)               6,423
                                                                                ----------------           ------------
                 Net cash provided by (used in) operating activities                     607,062             (496,644)
                                                                                ----------------           ------------
Cash flows from investing activities
       Purchases of property and equipment                                                     -               (6,191)
       Disposition of property and equipment                                              20,609
                                                                                ----------------           ------------
                 Net cash provided by (used in) investing activities                           -               (6,191)
                                                                                ----------------           ------------

Cash flows from financing activities
       Net borrowings (repayments) on bank credit line                                  (467,468)             400,080
       Proceeds from long-term debt                                                                           260,000
       Repayments of long-term debt                                                                           (62,600)
                                                                                ----------------           ------------
                 Net cash provided by (used in) financing activities                    (467,468)             597,480
                                                                                ----------------           ------------

                 Net increase (decrease) in cash and equivalents                         139,594               94,645

Cash and cash equivalents at beginning of period                                           1,387                    -
                                                                                ----------------           ------------

Cash and cash equivalents at end of period                                             $ 140,981             $ 94,645
                                                                                =================          ============


Supplemental disclosure of cash flow information:
       Cash paid for interest                                                           $ 70,242            $ 178,682
                                                                                =================          ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000
                                   (Unaudited)

1.        Summary of Significant Accounting Policies Basis of Presentation:

          The interim financial data of Cragar Industries, Inc., ("CRAGAR" or `the Company") presented as of and for the three months ended March 31, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

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

2.        Inventories
          Inventories consist of the following:

                                             March 31, 2000    December 31, 1999
                                              (Unaudited)
                                             --------------    -----------------

               Raw Materials ...............  $  902,502          $   682,854
               Work in Process .............          --              172,308
               Finished Goods ..............     679,201            1,077,844
                                             --------------    -----------------
                                               1,581,703            1,933,006
               Less allowance for obsolete
                 and slow-moving
                 inventory .................   1,320,001            1,392,633
                                             --------------    -----------------
               Inventories, net               $  261,702          $   540,373
                                             ==============    =================

3.        Net Earnings (loss) per Share

          Net Earnings (loss) per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.        Preferred Stock and Warrants

          During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of Common Stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of Common Stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of Common Stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 90,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who continue to pledge assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's Common Stock on the date of grant. On May 15, 1998, the Company granted options to each of Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of Common Stock at an exercise price of $5.25 per share. During November 1998, all previously granted options under the Directors' Stock Option Plan were repriced at $4.125 per share, which was the fair market price of the Common Stock on the date of repricing. During the first quarter ended March 31, 2000, no warrants or options to purchase shares of Common Stock were exercised and no Series A Preferred Stock was converted to Common Stock. Dividends in arrears for outstanding Preferred Stock at March 31, 2000 totaled $332,500, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect
         Future Results and Financial Condition - Dependence on External Financing."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to fund the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given regarding the Company's ability to obtain such financing on favorable terms, it at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs could be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 2000 financial statements has been qualified for a going concern.


INTRODUCTION

         From the Company's inception in 1992 extending through the first nine months of 1999, the Company designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. The Company sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

     In connection with a reassessment of its business strategy, the Company considered combinations and strategic alliances with other companies that could complement the Company's existing business, including outsourcing its manufacturing and sales operations. In furtherance of this business strategy, on September 30, 1999, the Company granted an exclusive worldwide license to Weld Racing, Inc. ("Weld") to manufacture, sell, and distribute its line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to its Wrought Wheel Business. The Company and Weld completed this transaction in October 1999.

     On October 15, 1999, the Company entered into a similar transaction pursuant to which the Company granted an exclusive worldwide license to Carlisle Tire and Wheel Co. ("Carlisle") to manufacture, sell, and distribute its line of wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to its SOR Wheel Business. The Company and Carlisle completed this transaction in December 1999.

     Because the licensing of the Company's SOR Wheel Business and sale of related assets to Carlisle, combined with the licensing of the Company's Wrought Wheel Business and sales of related assets to Weld, could have been considered a sale of substantially all of the Company's assets, the proposed transaction with Carlisle was submitted for approval by the Company's shareholders in accordance with Delaware law at a Special Meeting of Shareholders held on December 22, 1999. The proposed transaction was approved by a shareholder vote with over 67% of the Company's shareholders voting in favor of the proposed transaction.

     As a result of the transactions with Weld and Carlisle, the Company no longer engages in the manufacture, marketing, sale or distribution of any products related to its Wrought Wheel Business and SOR Wheel Business. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, is expected to result in a substantial decrease in the Company's revenues and related operating and marketing costs. The Company anticipates that the decrease in revenues will be replaced by a stream of royalty payments generated by the net sales of the licensed products by the Company's licensing partners. The Company is relying on Weld's and Carlisle's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of revenues in the form of quarterly royalty payments. In addition, the Company is entitled to royalties based on net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks and vans, such as all-terrain vehicles and golf carts. Furthermore, the Company is entitled to royalties and based on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name. Because the licensing partners' primary fiduciary obligation is to their shareholders rather than the Company's shareholders, Weld and Carlisle may make decisions or take steps that may result in lower royalty payments or could adversely affect the CRAGAR brand name. See "Factors That May Affect Future Results and Financial Condition - Dependence on Third Parties to Generate Royalties."

     As part of the Company's new business strategy, the Company also intends to pursue licensing opportunities for the Company's remaining line of one-piece aluminum cast wheels and other aftermarket performance automotive products through the utilization of the CRAGAR brand name.

RECENT DEVELOPMENTS

         During the fiscal quarter ended December 31, 1999, the Company entered into a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. ("Wrenchead") to exchange $150,000 in cash for 240,000 shares of Wrenchead common stock. Wrenchead is a provider of e-commerce tools for both business-to-consumer and business-to-business for the automotive aftermarket. Through its website (www.wrenchead.com), Wrenchead offers brand name auto and truck parts, accessories, performance products and consumer items for sale via the Internet. Wrenchead also services "do-it-yourselfers" and professional mechanics with installation, maintenance and repair expertise. Wrenchead is headquartered in White Plains, N.Y. Lead investors include Polaris Venture Partners, SFX Entertainment and CBS.

         During the fiscal quarter ended December 31, 1999, the Company also entered into a Stock Option Agreement with the individual to exchange $300,000 in cash for an irrevocable option to purchase 315,000 shares of Wrenchead's common stock and 312,500 shares of Wrenchead's Series A Preferred Stock for $8.08 per share ($5,070,000 in cash, less the $300,000 option premium) and 75,000 shares of common stock of the Company. The option was exercisable on April 27, 2000. During the first quarter ended March 31, 2000, the Stock Option Agreement was amended, with the Company assigning its rights to purchase a specified number of shares of Wrenchead is capital stock to certain other investors in Wrenchead. For $204,000 in cash the Company assigned to certain investors its irrevocable option to purchase 214,602 shares of Wrenchead's common stock and 212,898 shares of Wrenchead's Series A Preferred Stock, leaving the Company an irrevocable option to purchase 100,398 shares of Wrenchead's common stock and 99,602 shares of Wrenchead's Series A Preferred Stock for $8.56 per share ($1,712,000 in cash, less the $96,000 paid with the option). The difference in the option price, or $204,000, was repaid to the Company in February 2000. The option, as amended, was exercised on April 27, 2000.

         During the fiscal quarter ended December 31, 1999, the Company also entered into a Sales Agreement with this investor pursuant to which the Company agreed to pay $363,300 in cash for 45,000 shares of Wrenchead common stock. This transaction closed on April 27, 2000. As a result of these transactions, the Company currently owns 385,398 shares of Wrenchead common stock and 99,602 shares of Wrenchead Series A Preferred Stock.

         To finance the two transactions described above, the Company established Cragar Investment Limited Partnership with the Company acting as General Partner of the partnership. As of May 7, 2000, the Company had placed 149,000 shares of Wrenchead common stock into the limited partnership in exchange for $2,235,000, in cash, which was primarily used to complete the transactions. In addition, the Company still retains 236,398 shares of Wrenchead common stock and 99,602 of Wrenchead Series A Preferred Stock.

Results of Operations

         The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 2000 and March 31, 1999:

                                              Three months ended March 31,
                                             2000                     1999
                                            ------                   ------

         Total revenues                     100.0 %                  100.0 %
         Cost of goods sold                  72.3                     79.1
                                            ------                   ------
         Gross profit                        27.7                     20.9
         SG&A                                40.9                     14.1
                                            ------                   ------
         Income (loss) from operations      (13.2)                     6.8
         Non-operating expense, net           8.1                      4.4
         Income taxes                           -                        -
                                            ------                   ------
         Net earnings (loss)                (21.3)%                    2.4 %
                                            ======                   ======

Comparison of Quarter Ended March 31, 2000 and Quarter Ended March 31, 1999

         The comparison of the Company's financial results for the fiscal quarters ended March 31, 2000 and 1999 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company anticipates a dramatic reduction in revenues and related costs and expenses in the future.

         Total revenues consist of gross sales, less returns, discounts, and allowances, plus royalty revenues. Net sales for the quarter ended March 31, 2000 were $316,351, compared to $4,186,763 during the quarter ended March 31, 1999, representing a 92.4% decrease in net sales. Net sales for the quarter ended March 31, 2000, consisted of sales of the remaining inventory not sold as part of the Weld and Carlisle transactions. The decrease was primarily attributable to the Company no longer actively manufacturing and distributing wheels. The decrease in net sales in the fiscal quarter ended March 31, 2000, was partially offset by royalty income of $142,927 earned under the Weld and Carlisle licensing agreements. Returns, discounts, and allowances decreased by 100.0% between the quarter ended March 31, 2000 and the quarter ended March 31, 1999. The decrease in returns, discounts, and allowances was primarily attributable to the Company's decision to no longer manufacture and distribute wheels. All anticipated returns, discounts and allowances related to the sale of the remaining inventory had been reserved for as of December 31, 1999.

         Gross profit is determined by subtracting cost of goods sold from total revenues. Cost of goods sold consists primarily of the costs of raw materials, including steel and aluminum, overhead, material processing, and labor used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended March 31, 2000 was $127,227 compared to

$873,293 for the quarter ended March 31, 1999. As a percentage of net sales, gross profit increased in the first quarter of 2000 compared to the first quarter of 1999, from 20.9% to 27.7%. The Company believes that it set aside adequate reserves as of December 31, 1999, to account for any pricing discounts necessary to sell the remaining inventory at current market conditions.

         Selling, general, and administrative ("SG&A") expenses consist primarily of salaries and wages, marketing expenses and promotional programs, office expenses, legal and accounting expenses, commissions, bad debt reserves, product development expenses, and general overhead. These expenses for the first quarter ended March 31, 2000 were $187,704 compared to $588,782 for the quarter ended March 31, 1999. This decrease of $401,078, or 68.1%, was primarily due to the Company's change in business strategy during the quarter ended December 31, 1999, which resulted in significant reductions in its SG&A expenses, primarily related to sales, marketing and personnel.

         Non-operating expenses, net, for the first quarter of 2000 were $37,423 compared to $184,056 for the first quarter of 1999. The decrease of $146,633, or 79.7%, is primarily attributable to a decrease in interest expense resulting from the Company's decrease in the amount outstanding and related loan fees and costs charged under its credit facility.

         Because of its carry-forward losses from previous years, the Company had no income tax provision in the first quarter of 2000 and 1999.

         Net loss for the first quarter ended March 31, 2000 was $97,900 compared to net earnings of $100,455 for the first quarter ended March 31, 1999, a decrease in earnings of $198,355. Basic loss per share for the first quarter ended March 31, 2000, was $.06 compared to a basic earnings per share, after deducting the dividends due holders of the Series A Preferred Stock, equal to $0.02 for the first quarter ended March 31, 1999. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

         On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. As of March 31, 2000 the outstanding balance under the NCFC Credit Facility was approximately $1,857,000, and the Company had excess availability of approximately $25,000. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of cash dividend payments.

         At March 31, 2000, the Company had an accumulated deficit of $16,488,451. For the quarter ended March 31, 2000, the Company's operating activities provided $607,062 of cash, which was primarily attributable to the collection of accounts receivable and the sales of the remaining inventory, offset by decreases in accounts payable and accrued expenses. During the quarter ended March 31, 2000, the Company's financing activities used $467,468 in cash. The decrease in cash from financing activities was due to $467,468 in net payments under the revolving line of the NCFC Credit Facility.

         The Company does not anticipate any major capital budget expenditures in 2000. In addition, the Company does not believe its operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations, including the pay-off of the NCFC Credit Facility as the remaining inventory and equipment are sold and accounts receivable are collected. Consequently, it is likely the Company will be required to raise additional funds from equity or debt financings. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

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

HISTORY OF PREVIOUS LOSSES

         The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the quarter ended March 31, 2000, the Company incurred an additional loss of $97,900. There can be no assurance that the Company will be profitable in the future. Although net sales for the year ended December 31, 1999 increased to $12,828,329 from $12,081,884 for the year ended December 31, 1998, net sales for the three months ended March 31, 2000 decreased to $316,351 from $4,186,763 for the same period in 1999, as a result of the Company's change in business strategy. In addition, for the fiscal quarter ended March 31, 2000, the Company realized royalty revenues of $142,927. As of March 31, 2000, the Company had cumulative losses of $16,488,451 and a total stockholders' deficit of $2,052,185.

         As a result of the Company's total stockholders' deficit and the uncertainty regarding the Company's ability to meet its anticipated operating and working capital needs, the independents auditors' report on the Company's 1999 financial statements was qualified for a going concern.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of this new credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. As of March 31, 2000, the outstanding amount owed by the Company under the NCFC Credit Facility was approximately $1,856,700. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. The NCFC Credit Facility also is secured by certain investment property with a value of approximately $1,500,000 that was pledged to NCFC by two private investors. In exchange for that pledge, the Company agreed to grant warrants to purchase 7,000 shares of Common Stock on an annual basis as long as the pledge remains outstanding, which warrants are exercisable at a price equal to the price of the Company's Common Stock on the date of grant. As of March 31, 2000, the Company had approximately $25,000 of excess availability under the NCFC Credit Facility. In addition, since the NCFC Credit Facility is collateralized by accounts receivable, inventory and equipment, as those assets are converted to cash, the credit facility will be paid down. There can be no assurance that the proceeds from the disposition of those assets will be sufficient to pay-off the NCFC Credit Facility. As a result, it is likely that the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

         As a result of the Company's change in business strategy, the Company's revenues and operating results will be substantially dependent on the efforts and success of its third party licensing partners. Because the amount of royalties payable to the Company are determined by the net sales of those products by the Company's licensing partners, the Company's revenues will be subject to the abilities of its licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because the primary fiduciary obligations of the Company's licensing partners are to their shareholders rather than the Company's shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If either licensing partner does not meet its obligations under its respective licensing agreement, the Company's primary remedy is to terminate that license agreement, which may be an effective remedy only if the Company can identify and secure other capable licensees of the affected products.

INABILITY TO SUPPORT MANUFACTURING, MARKETING, SALE AND DISTRIBUTION IF THIRD PARTY TERMINATES THE LICENSE AGREEMENT

         If either licensing partner terminates its license agreement or the Company terminates the license agreement for any reason, the Company will be forced to incur the cost of manufacturing, marketing, selling and distributing the licensed products without the financial resources and distribution capabilities of its licensees. In the alternative, the Company would be forced to secure another licensee capable of manufacturing, marketing, selling and distributing the licensed products on behalf of the Company and paying any royalties based on the net sales of those products. There can be no assurance that the Company would be able to meet these obligations in the event that one or more of the license agreements is terminated.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE

     The royalty structure negotiated by the Company with its current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to the Company as net sales increase above certain levels. The consequence of this structure is that the Company's ability to realize the benefits of a substantial increase in sales with respect to any group of its licensed products will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

     The completion of the sale and licensing of the Company's Wrought Wheel and SOR Wheel businesses and any other related licensing arrangement the Company may complete in the future represents a significant change in the Company's business model. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in the Company's revenues and operating and marketing costs. The Company anticipates that the decrease in revenues and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by the Company's licensing partners. As a result, the Company does not have a history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of the Company's common stock may be adversely affected.

EXTENSION OF CRAGAR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL

     The Company's new business strategy contemplates the extension of the CRAGAR brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. The Company regards this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenues. There can be no assurance, however, that either the Company or its licensees will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on the Company's financial results.

NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO ITS SHAREHOLDERS

         Any royalty payments made to the Company pursuant to the licensing agreements initially will be used by the Company to increase its working capital and reduce its debt. The Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. As a result, shareholders should not anticipate that they will receive any distribution of the royalties generated by the Company's licensing transactions.

DEPENDENCE ON KEY CUSTOMERS; LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS

         A limited number of customers have historically accounted for a substantial portion of the Company's revenues in each year. Given the Company's change in business strategy, The Company expects that its current licensing partners will account for an even greater percentage of its revenues in the future. The financial condition and success of its customers and the Company's ability to obtain orders from new customers have been critical to the Company's success and will be critical to the success of the Company's licensing partners. As a result of its change in business strategy as described above, the Company expects that its revenues will decline and that an increasing percentage of revenues will be dependent on royalties from sales of CRAGAR products by Weld and Carlisle. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

         The Company has made a substantial investment in Wrenchead and increased that investment in April 2000. There can be no assurance that the current or future investment in Wrenchead will turn out to be profitable.

RISKS ASSOCIATED WITH ESTABLISHMENT OF INTERNET-BASED MARKETING

         The Company intends to expand the attributes and functionality of its existing website and utilize other E-commerce websites, possibly through the investment in such ventures, including the sites of any CRAGAR licensees, to enable the marketing and sale of certain of its custom vehicle wheels, wheel accessories, and possibly other CRAGAR branded products through the Internet. Although the Company believes that marketing and selling its products online could significantly expand the market for its products, there can be no assurance that the Company will be successful in implementing this strategy or that the sale of the Company's products on the Internet will be successful. To further this strategy, the Company established a relationship with Wrenchead, an e-commerce provider that offers automotive aftermarket products foe sale via the internet. The Company is an investor in Wrenchead having acquired 485,000 shares of Wrenchead's preferred and common stock. See "Management's Discussion and Analysis or Plan of Operations - Recent Developments."

HIGHLY COMPETITIVE INDUSTRY

         The market for the Company's products is highly competitive. The Company historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. The Company anticipates that its licensing partners will compete on those same terms. The Company believes that Weld and Carlisle have superior financial, operational and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that the Company's licensing partners, Weld and Carlisle, will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company's licensing partners, possibly resulting in the reduction or elimination of royalty payments due the Company.

GENERAL ECONOMIC FACTORS

         The automobile aftermarket industry is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing the Company's products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While the Company believes that current economic conditions favor stability in the markets in which its products are sold, various factors, including those listed above, could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect the Company's licensing partners' businesses in the future, causing a decrease in royalty payments due the Company, or prevent the Company from successfully implementing its business strategies.

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

         In furtherance of the Company's change in business strategy and sale of the Company's Wrought Wheel and SOR Wheel businesses, the Company continues to consider alliances with other companies that could complement the Company's new business strategy, including other licensing opportunities involving one-piece cast aluminum wheels or other complementary automotive aftermarket product lines where the Company can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more licensing agreements, there can be no assurance that the licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products. In addition, there is no assurance that the Company's investment in Wrenchead will be profitable. See
- "Management's Discussion and Analysis or Plan of Operations - Recent Developments".

         Moreover, any additional investment by the Company in Wrenchead or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt which could adversely affect the Company's financial position. Alliances, whether through licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns and the entrance of the Company into markets in which it has had no or only limited experience, both of which could have a material adverse effect on the Company.

VARIABILITY IN OPERATING RESULTS; SEASONALITY

         The Company's results of operations have historically been subject to substantial variations as a result of a number of factors. In particular, the Company's operating results have varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which the Company participates. Historically, the Company's net sales have been highest in the first and second quarters of each year. Significant variability in orders during any period has had an impact on the Company's cash flow or workflow. The Company believes that any period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company expects that its licensing partners will be subject to the same variations and industry seasonality as the Company has experienced in the past. These variations may cause fluctuations in the sales of CRAGAR branded products thereby causing fluctuations in the royalties due the Company.

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

         The Company's success will depend, in part, on the ability of its licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by its licensing partners will achieve or maintain market acceptance. Any misjudgment by the Company's licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by either of the Company's licensing partners may have an adverse effect on the Company and its financial condition and results of operations.

REGULATORY COMPLIANCE

         The Company historically has been subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it has been and is currently in material compliance with such regulations. In the ordinary course of its business, the Company used metals, oils, and similar materials, which were stored on site. The waste created by use of these materials was transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

     The Company is subject to regulation as a publicly-traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of its Wrought Wheel and SOR Wheel businesses, which could have been considered a sale of substantially all of its assets, in exchange for the receipt of a stream of royalty payments, the Company could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If the Company is considered to be an investment company under the 1940 Act, it would be required to register under that Act as an investment company. As a registered investment company, the Company would be subject to further regulatory oversight of the Division of Investment Management of the Commission, and its activities would be subject to substantial and costly regulation under the 1940 Act. The Company does not believe that its activities will subject it to the 1940 Act and accordingly does not intend to register as an investment company under the Act, although there can be no assurance that such registration would not be required in the future.

RELIANCE ON INTELLECTUAL PROPERTY

         The Company owns the rights to certain trademarks and patents, relies on trade secrets and proprietary information, technology, and know-how, and seeks to protect this information through agreements with employees and vendors. There can be no assurance that the Company's patents will preclude the Company's competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, employees, both current and former, and others will not be breached, that the Company's patents will not be infringed, that the Company would have adequate remedies for any breach or infringement, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

CONTROL BY EXISTING STOCKHOLDERS

         The directors, officers, and principal stockholders of the Company beneficially own approximately 51.5% of the Company's outstanding Common Stock. As a result, these persons have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

         The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital, which, as of March 31, 2000, could have been converted into approximately 792,620 shares of Common Stock at the option of the holders of the Series A Preferred Stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

NO CASH DIVIDENDS

         The Company has never paid cash or stock dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is contemplated that any earnings will be used to finance the growth of the Company's business. The Company is required to pay dividends on its Series A Preferred Stock, however; it anticipates those dividends will be paid in kind, rather than in cash, with additional shares of Series A Preferred Stock. In addition, the Company's NCFC Credit Facility prohibits the payments of cash dividends without the lender's consent.


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

         The Company has filed a complaint in the matter of Cragar Industries, Inc. versus Keystone Automotive Operations, Inc. ("Keystone") in the Superior Court of Arizona, County of Maricopa, Case No. CV99-21619, seeking to recover in excess of $290,000 in past due amounts for product purchased from the Company by Keystone.

         The Company has filed a complaint in the matter of Cragar Industries, Inc. versus RELCO Corporation ("RELCO") in the United States District Court for the District of Arizona, Case No. CIV00-0210, seeking to recover in excess of $247,000 in past due amounts for product purchased from the Company by RELCO.

         The Company has filed a complaint in the matter of Cragar Industries, Inc. versus Titan Wheel International, Inc. and Titan International, Inc. ("Titan") in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $2,250,000, claiming breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to the Company.

         There are currently no other material pending proceedings to which the Company is a party or to which any of its property is subject, although The Company from time to time is involved in routine litigation incidental to the conduct of its business.

         The Company currently maintains discontinued product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, this coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates or that the Company's insurance will be adequate to cover future product liability claims. Any losses that the Company may suffer as a result of claims in excess of the Company's coverage could have a material adverse effect on the Company's business, financial condition, and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company had dividends in arrears for outstanding Series A Preferred Stock at March 31, 2000 totaling $332,500, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits
     Exhibit No.           Description
     ------------          -----------

         3.1               Second Amended and Restated
                           Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996*

         3.2               Amended and Restated Bylaws of the Registrant*
        11                 Schedule of Computation of Earnings per Share
        27.1               2000 Financial Data Schedule for the Three Months
                           Ended March 31, 2000

     (b)                   Reports on Form 8-K

                           None

---------------------------
- Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated:   May 15, 2000                    By:_/s/ Michael L. Hartzmark
         ------------                    ----------------------------
                                         Michael L. Hartzmark
                                         CEO

Dated:   May 15, 2000                    By:_/s/ Richard P. Franke
         ------------                    -------------------------
                                         Richard P. Franke
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)