Form 10QSB
period 2000-06-30
CRAGAR INDUSTRIES INC /DE
filed 2000-08-14
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

    Number of shares of common stock, $.01 par value, outstanding as of June 30, 2000: 2,456,990.

    Transitional small business disclosure format. Yes [ ] No [X]

                           CRAGAR INDUSTRIES, INC.
                          Condensed Balance Sheets
                     June 30, 2000 and December 31, 1999

                                                                                  June 30,           December 31,
                                                                                   2000                 1999
                                                                                --------------       --------------
                                                                                  (unaudited)
                     ASSETS


Current Assets
       Cash and cash equivalents                                                   $   235,644          $     1,387
       Accounts receivable, net of allowance for
           doubtful accounts of $133,1999 and $150,000                                 608,567            1,443,886
       Inventory, net                                                                   49,947              540,373
       Investments                                                                   1,813,048              437,500
       Prepaid expenses                                                                156,134               78,665
                                                                                --------------       --------------
             Total current assets                                                    2,863,340            2,501,811

Property and equipment, net                                                            174,326              207,245

Other Assets                                                                            57,624               57,624
                                                                                --------------       --------------

Total Assets                                                                       $ 3,095,290          $ 2,766,680
                                                                                ==============       ==============
                    LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
       Accounts payable                                                            $   806,809          $   773,474
       Line of credit                                                                1,463,641                  -
       Accrued interest                                                                 49,583               53,947
       Deferred revenue                                                                 56,999              275,000
       Accrued expenses                                                                691,155              826,997
                                                                                --------------       --------------
             Total current liabilities                                               3,068,187            1,929,418

Line of Credit                                                                             -              2,331,548
Long Term Debt                                                                         460,000              460,000
                                                                                --------------       --------------

Total Liabilities                                                                    3,528,187            4,720,966
                                                                                --------------       --------------

Stockholders' Deficit
       Preferred stock, par value $ .01; authorized 200,000 shares
             22,500 shares issued and outstanding                                          225                  225
       Additional paid-in capital - preferred                                        2,166,956            2,166,956
       Common stock, par value $ .01; authorized 10,000,000 shares
             2,456,990 shares issued and outstanding                                    24,570               24,570
       Additional paid-in capital - common                                          12,244,515           12,244,515
       Accumulated deficit                                                         (14,869,163)         (16,390,552)
                                                                                --------------       --------------
             Total stockholders' deficit                                              (432,897)          (1,954,286)
                                                                                --------------       --------------

Total Liabilities and Stockholders' Deficit                                        $ 3,095,290          $ 2,766,680
                                                                                ==============       ==============
See accompanying notes to condensed financial statements

                           CRAGAR INDUSTRIES, INC.
                    Condensed Statements of Operations
           Three Months and Six Months Ended June 30, 2000 and 1999
                                 (unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                          June 30,
                                                                    --------------------------        ----------------------------
                                                                       2000            1999              2000              1999
                                                                    -----------     -----------        ----------        ----------
Net Sales                                                          $  229,186        $4,203,093        $ 545,537        $8,389,856
Royalty revenues                                                      136,582               -            279,509               -
                                                                    -----------     -----------        ----------        ----------

           Total revenues                                             365,768         4,203,093          825,046         8,389,856

Cost of goods sold                                                    294,171         3,407,945          626,222         6,721,415
                                                                    -----------     -----------        ----------        ----------

           Gross profit                                                71,597           795,148          198,824         1,668,441

Selling, general and administrative expenses                          284,069           562,951          471,773         1,151,733
                                                                    -----------     -----------        ----------        ----------

           Income (loss) from operations                             (212,472)          232,197         (272,949)          516,708
                                                                    -----------     -----------        ----------        ----------
Non-operating income (expenses), net

       Interest expense                                               (57,466)         (146,155)        (121,445)         (331,260)
       Other                                                        1,889,227           (28,832)       1,915,783           (27,783)
                                                                    -----------     -----------        ----------        ----------
           Total non-operating income (expenses), net               1,831,761          (174,987)       1,794,338          (359,043)
                                                                    -----------     -----------        ----------        ----------

Net earnings before income taxes and
       extraordinary items                                          1,619,289            57,210        1,521,389           157,665

Income taxes                                                              -                 -                -                 -
                                                                    -----------     -----------        ----------        ----------

Net earnings before extraordinary item                              1,619,289            57,210        1,521,389           157,665

Extraordinary item

       Forgiveness of debt                                                -             150,200              -             150,200
                                                                    -----------     -----------        ----------        ----------

Net earnings                                                       $1,619,289         $ 207,410       $1,521,389         $ 307,865
                                                                    ===========     ===========       ==========         =========
Basic earnings per share

       Net earnings before extraordinary item                      $     0.51              0.01       $     0.47         $    0.03
       Extraordinary item                                                  -               0.06               -               0.06
                                                                    -----------     -----------        ----------        ---------
       Net earnings                                                $     0.51         $    0.07       $     0.47              0.09
                                                                    ===========     ===========       ==========         =========

Weighted average shares outstanding                                 2,456,990         2,456,990        2,456,990         2,456,990
                                                                    ===========     ===========       ==========         =========
Diluted earnings per share

       Net earnings before extraordinary item                      $     0.24         $    -          $     0.23         $    0.02
       Extraordinary item                                                  -               0.03               -               0.03
                                                                    -----------     -----------        ----------        ----------
       Net earnings                                                $     0.24              0.03       $     0.23         $    0.05
                                                                    ===========     ===========       ==========         =========

Weighted average shares outstanding                                 5,095,721         5,006,822        5,095,721         5,006,822
                                                                    ===========     ===========       ==========         =========

See accompanying notes to condensed financial statements

                           CRAGAR INDUSTRIES, INC.
                      Condensed Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999
                                (unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                   --------------------------------
                                                                                                          2000             1999
                                                                                                   ---------------    -------------
Cash flows from operating activities
       Net earnings                                                                                 $ 1,521,389        $    307,865
       Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:

       Provision for (write-off of) doubtful accounts                                                   (16,741)             46,434
       Reduction in (increase in) provision for obsolete
             and slow moving inventory                                                               (1,085,368)           (347,950)
       Depreciation and amortization of property and equipment                                           35,500             146,623
       Gain on sale of property and equipment                                                          (100,438)
       Gain on sale economic rights to certain investment assets                                     (1,824,073)
       Increase (decrease) in cash resulting from changes in:

             Accounts receivable                                                                        786,856            (911,218)
             Inventory                                                                                1,575,795           1,496,303
             Prepaid expenses                                                                           (77,469)           (184,107)
             Accounts payable and accrued expenses                                                     (320,508)           (146,526)
             Accrued interest                                                                            (4,364)              5,577
                                                                                                   ---------------    -------------
                   Net cash provided by (used in) operating activities                                  490,579             413,001
                                                                                                   ---------------    -------------

Cash flows from investing activities
       Purchases in property and equipment                                                                  -               (35,690)
       Purchases in investments                                                                      (2,133,975)                -
       Dispositions of property and equipment                                                             2,580                 -
       Dispositions of economic rights to certain investment assets                                   2,742,980                 -
                                                                                                   ---------------    -------------
                   Net cash provided by (used in) investing activities                                  611,585             (35,690)
                                                                                                   ---------------    -------------

Cash flows from financing activities

       Net borrowings (repayments) on bank line of credit                                              (867,907)           (512,111)
       Proceeds from long-term debt                                                                         -               260,000
       Repayments of long-term debt                                                                         -              (125,200)
                                                                                                   ---------------    -------------
                   Net cash provided by (used in) financing activities                                 (867,907)           (377,311)
                                                                                                   ---------------    -------------

                   Net increase (decrease) in cash and cash equivalents                                 234,257                 -

Cash and cash equivalents at beginning of period                                                          1,387                 -
                                                                                                   ---------------    -------------

Cash and cash equivalents at end of period                                                          $   235,644        $        -
                                                                                                   ===============    =============

Supplemental disclosure of cash flow information:

       Cash paid for interest                                                                       $   125,809        $    325,683
                                                                                                   ===============    =============

See accompanying notes to condensed financial statements

                                                 CRAGAR INDUSTRIES, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                              SIX MONTHS ENDED JUNE 30, 2000
                                                      (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data as of and for the three months and six months ended June 30, 2000, and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories

         Inventories consist of the following:

                                                                                               JUNE 30, 2000    DECEMBER 31, 1999
                                                                                               -------------    -----------------
                                                                                                (Unaudited)
                  Raw materials                                                                $  357,212        $    682,854
                  Work in process                                                                      -              172,308
                  Finished Goods                                                                       -            1,077,844
                                                                                               -------------    -----------------
                                                                                                  357,212           1,933,006
                  Less allowance for obsolete and slow-moving inventory                           307,265           1,392,633
                                                                                               -------------    -----------------
                  Inventories, net                                                             $   49,947         $   540,373
                                                                                               =============    =================


         The reduction in inventory was primarily the result of the Company's concentrated efforts to continue to sell off all its inventory as part of its change in business strategy.

3.       Basic and Diluted Earnings (Loss) per Share

         Basic and Diluted Earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.       Preferred Stock and Warrants

         During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of common stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of common stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of common stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 90,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who continue to pledge assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. As of June 30, 1999 the Company had granted warrants to purchase 73,500 shares of the Company's common stock at an exercise price equal to the fair market value on the date of grant. On May 21, 1999, the Company granted options to each of Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of common stock at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Also, on May 21, 1999, the Board of Directors of the Company passed a resolution whereby, it was agreed that, in lieu of cash payments for director fees, Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, would each be granted options to purchase 4,000 shares of the Company's common stock, at an exercise price of $3.75 per share, which was the fair market value on the date of grant. Until the Company's cash position improves, the Board of Directors has agreed that for each board meeting an outside director attends, the Company will grant options to that director to purchase 2,000 shares of the Company's common stock exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. During the second quarter ended June 30, 2000, no warrants or options to purchase shares of common stock were exercised and no Series A Preferred Stock was converted to common stock. Dividends in arrears for outstanding Series A Preferred Stock at June 30, 2000 totaled $371,875, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect Future Results and Financial Condition - Dependence on External Financing."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. No assurance can be given regarding the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs could be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 2000 financial statements has been qualified for a going concern.

     INTRODUCTION

         From the Company's inception in 1992 extending through the first nine months of 1999 the Company designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. The Company sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

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

         Because the licensing of the Company's SOR Wheel Business and sale of related assets to Carlisle, combined with the licensing of the Company's Wrought Wheel Business and sales of related assets to Weld, may be considered a sale of substantially all of the Company's assets, the proposed transaction with Carlisle was submitted for approval by the Company's shareholders in accordance with Delaware law at a Special Meeting of Shareholders held on December 22, 1999. The proposed transaction was approved by a shareholder vote with over 67% of the Company's shareholders voting in favor of the proposed transaction.

         With the transactions with Weld and Carlisle completed, the Company will no longer engage in the manufacture, marketing, sale or distribution of any products related to its Wrought Wheel Business and SOR Wheel Business. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in the Company's revenues and related operating and marketing costs. The decrease in revenues will be replaced by a stream of royalty payments generated by the net sales of the licensed products by the Company's licensing partners. The Company will rely on Weld's and Carlisle's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of revenues in the form of quarterly royalty payments. In addition, the Company is entitled to royalties based on the net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name and on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name. Because the licensing partners' primary fiduciary obligation is to their shareholders rather than the Company's shareholders, they may make decisions or take steps that may result in lower royalty payments or could adversely affect the CRAGAR brand name. See "Risk Factors - Dependence on Third Parties to Generate Royalties."

         As part of the Company's new business strategy, the Company also intends to pursue licensing opportunities for the Company's remaining line of one-piece aluminum cast wheels and other aftermarket performance automotive products through the utilization of the CRAGAR brand name.

RECENT DEVELOPMENTS

     During the fiscal quarter ended December 31, 1999, the Company completed a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. to exchange $150,000 in cash for 240,000 shares of common stock of Wrenchead.com, Inc. ("Wrenchead"). Wrenchead.com is a leading provider of e-commerce tools for both Business-to-Consumer and Business-to-Business for the automotive aftermarket. Wrenchead.com sells millions of brand name auto and truck parts, accessories, performance products and consumer items. Wrenchead.com (www.wrenchead.com) also services "do-it-yourselfers" and professional mechanics with installation, maintenance and repair expertise. Wrenchead is headquartered in White Plains, N.Y. Lead investors include Polaris Venture Partners, SFX Entertainment and CBS.

     During the fiscal quarter ended December 31, 1999, the Company also entered into a Stock Option Agreement with an individual investor of Wrenchead to exchange $300,000 in cash for an irrevocable option to purchase 315,000 shares of Wrenchead's common stock and 312,500 shares of Wrenchead's Series A Preferred Stock for $8.08 per share ($5,070,000 in cash, less the $300,000 option premium) and 75,000 shares of common stock of the Company. The option was exercised on April 27, 2000. During the first quarter ended March 31, 2000, the Stock Option Agreement was amended, with the Company assigning its rights to purchase a specified number of shares in Wrenchead to certain other investors in Wrenchead. For $204,000 in cash, the Company assigned to certain investors its irrevocable option to purchase 214,602 shares of Wrenchead's common stock and 212,898 shares of Wrenchead's Series A Preferred Stock, leaving the Company an irrevocable option to purchase 100,398 shares of Wrenchead's common stock and 99,602 shares of Wrenchead's Series A Preferred Stock for $8.56 per share ($1,712,000 in cash, less the $96,000 paid with the option). The difference in the option price, or $204,000, was repaid to the Company during February 2000. This transaction was completed during the fiscal quarter ended June 30, 2000.

     During the fiscal quarter ended December 31, 1999, the Company entered into a Sales Agreement with the same individual investor pursuant to which the Company agreed to pay $363,300 in cash in exchange for 45,000 shares of Wrenchead common stock. This transaction closed on April 27, 2000. As a result of these transactions, the Company owns 385,398 shares of Wrenchead common stock and 99,602 shares of Wrenchead Series A Preferred Stock. This transaction was completed during the fiscal quarter ended June 30, 2000.

     During the fiscal quarter ended June 30, 2000, the Company formed a limited partnership to raise the funds necessary to complete the two Wrenchead transactions. The Company is the general partner of the limited partnership. As of June 30, 2000, the limited partnership had raised $2,705,000 which was primarily used to acquire the economic rights to 180,333 shares of Wrenchead common stock owned by the Company.

     During the fiscal quarter ended June 30, 2000, the Company sold all of its remaining one-piece cast aluminum wheels to PDK, Inc. To date, the Company has not entered into a licensing agreement involving its one-piece cast aluminum wheels and related accessories. The Company is still looking into potential license partners.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales revenue for the three month and six month periods ended June 30, 2000 and June 30, 1999:

                                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          --------------------------                   -------------------------
                                                 2000     1999                              2000     1999
                                                 ----     ----                              ----     ----
     Total revenues                             100.0%   100.0%                            100.0%   100.0%
     Cost of goods sold                          80.4     81.1                              75.9     80.1
                                                 ----     ----                              ----     ----
     Gross profit                                19.6     18.9                              24.1     19.9
     SG&A                                        77.7     13.4                              57.2     13.7
                                                 ----     ----                              ----     ----
     Income (loss) from operations              (58.1)     5.5                             (33.1)     6.2
     Non-operating income (expense), net        500.8     (4.2)                            217.5     (4.3)
     Income taxes                                  -        -                                 -        -
     Extraordinary gain                            -       3.6                                -       1.8
                                                -----    -----                             ------    -----
     Net earnings (loss)                        442.7%     4.9%                            184.4%     3.7%
                                                =====    ======                            ======    =====

COMPARISON OF QUARTER ENDED JUNE 30, 2000 AND QUARTER ENDED JUNE 30, 1999

         The comparison of the Company's financial results for the fiscal quarter ended June 30, 2000 and 1999 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company experienced a dramatic reduction in revenues and related costs and expenses between the periods.

         Total revenues consist of gross sales less discounts, returns and allowances plus royalties on sale of licensed products. Net sales for the quarter ended June 30, 2000 were $229,186 compared to $4,203,093 during the quarter ended June 30, 1999, representing a 94.5% decrease in sales. Net sales for the quarter ended June 30, 2000, consisted of sales of remaining inventory not as part of the Weld and Carlisle transactions.

         The decrease in net sales was primarily attributable to the Company no longer actively manufacturing and distributing wheels. The Company does not anticipate significant sales of inventory in subsequent periods. The decrease in net sales was partially offset by royalty income of $136,582 earned under the Weld and Carlisle licensing agreements. Discounts, returns and allowances decreased by 100% between the quarter ended June 30, 2000 and the quarter ended June 30, 1999. The decrease in discounts, returns and allowances was attributable to the Company's decision to no longer manufacture and distribute wheels. All anticipated returns, discounts and allowances related to the sale of the remaining inventory had been reserved for as of December 31, 1999.

         Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended June 30, 2000 was $71,597 compared to $795,148 for the quarter ended June 30, 1999. The decrease was primarily attributable to the Company's change in business strategy. The Company believes that it set aside adequate reserves as of December 31, 1999 to account for any pricing discounts necessary to sell the remaining inventory at current market conditions.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the second quarter ended June 30, 2000 were $284,069 compared to $562,951 for the quarter ended June 30, 1999, a 49.5% decrease. This decrease was due primarily to the Company's change in business strategy during the quarter ended December 31, 1999, which resulted in significant reductions in its SG&A expenses, primarily related to sales, marketing and personnel.

         Non-operating income (expense), net, for the second quarter of 2000, was $1,831,761 compared to net expense of $174,987 for the second quarter of 1999. The increase of $2,006,748 was primarily attributable to the gain realized on the sale of the economic rights to 180,333 shares of Wrenchead common stock. See "Management's Discussion and Analysis or Plan of Operation
- Recent Developments."

         Because of carry-forward losses from previous years, the Company had no income tax provision in the second quarter of 2000 or 1999.

         Net earnings for the second quarter ended June 30, 2000 were $1,619,289 compared to net earnings of $207,410 for the second quarter ended June 30, 1999. Excluding the extraordinary gain of $150,200, resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the three months ended June 30, 1999 of $57,210. Basic earnings per share for the second quarter ended June 30, 2000 was $.66 compared to basic earnings per share of $.07 for the second quarter ended June 30, 1999. Diluted earnings per share for the three months ended June 30, 2000 were $.32 compared to diluted earnings per share of $.03 for the same three month period in 1999. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 1999

         The comparison of the Company's financial results for the six months ended June 30, 2000 and 1999 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company experienced a dramatic reduction in revenues and related costs and expenses between the two periods.

         Total revenues consist of gross sales less discounts, returns and allowances plus royalties on sale of licensed products. Net sales for the six months ended June 30, 2000 were $545,537 compared to $8,389,856 during the six months ended June 30, 1999, representing a 93.5% decrease in sales. Net sales for the six months ended June 30, 2000, consisted of sales of remaining inventory not as part of the Weld and Carlisle transactions. The decrease in net sales was primarily attributable to the Company no longer actively manufacturing and distributing wheels. The Company does not anticipate significant sales of inventory in subsequent periods.

         The decrease in net sales was partially offset by royalty income of $279,509 earned under the Weld and Carlisle licensing agreements. Discounts, returns and allowances decreased by 100% between the six months ended June 30, 2000 and the six months ended June 30, 1999. The decrease in discounts, returns and allowances was attributable to the Company's decision to no longer manufacture and distribute wheels. All anticipated returns, discounts and allowances related to the sale of the remaining inventory had been reserved for as of December 31, 1999.

         Gross profit is determined by subtracting cost of goods sold from net sales. Cost of goods sold consists primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the six months ended June 30, 2000 was $198,824 compared to $1,668,441 for the six months ended June 30, 1999. The decrease was primarily attributable to the Company's change in business strategy. The Company believes that it set aside adequate reserves as of December 31, 1999 to account for any pricing discounts necessary to sell the remaining inventory at current market conditions.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the six months ended June 30, 2000 were $471,773 compared to $1,151,733 for the six months ended June 30, 1999. This decrease of $679,960, or 59.0%, was due primarily to the Company's change in business strategy during the six months ended December 31, 1999, which resulted in significant reductions in its SG&A expenses, primarily related to sales, marketing and personnel.

         Non-operating income (expense), net, for the six months ended June 30, 2000 was $1,794,338 compared to net expense of $359,043 for the same period in 1999. The increase of $2,153,381 was primarily attributable to the gain realized on the sale of the economic rights to 180,333 shares of Wrenchead common stock. See "Management's Discussion and Analysis or Plan of Operation - Recent Developments."

         Because of carry-forward losses from previous years, the Company had no income tax provision in the six months ended June 30, 2000 or 1999.

         Net earnings for the six months ended June 30, 2000 were $1,521,389 compared to net earnings of $307,865 for the six months ended June 30, 1999. Excluding the extraordinary gain of $150,200, resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the six months ended June 30, 1999 of $57,210. During the six months ended June 30, 2000, substantially all of the net earnings were attributable to the sale of assets and economic rights to 180,333 shares of Wrenchead stock which are not likely to occur in future periods. Basic earnings per share for the six months ended June 30, 2000 was $.62 compared to basic earnings per share of $.09 for the six months ended June 30, 1999. Diluted earnings per share for the six months ended June 30, 2000 was $.30 compared to diluted earnings per share of $.05 for the same six month period in 1999. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specify a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. As of June 30, 2000, the outstanding balance under the NCFC Credit Facility was approximately $1,463,000 and the Company had no excess availability. The NCFC Credit Facility contains no financial performance covenants and requires prior approval rights to any declarations of cash dividend payments.

     At June 30, 2000, the Company had an accumulated deficit of $14,869,163. For the six months ended June 30, 2000, the Company's operating activities provided $490,579 of cash, which was primarily attributable to the Company's net earnings for the period and the sale of inventory. During the six months ended June 30, 2000, the Company's investing activities provided $611,585 of cash. The increase in cash from investing activities was primarily attributable to the proceeds received on the sale of the economic rights to a portion of the shares of Wrenchead stock owned by the Company. During the six months ended June 30, 2000, the Company's financing activities used $867,907 of cash. The decrease in cash from financing activities was primarily due to a net decrease in net borrowings under the revolving line of the NCFC Credit Facility.

     The Company does not anticipate any major capital budget expenditures in 2000. In addition, the Company does not believe its operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations, including the pay-off of the NCFC Credit Facility as the remaining inventory and equipment are sold and accounts receivable are collected. Consequently, the Company will be required to raise additional funds from equity or debt financings in order to continue its operations. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

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

SEASONALITY

         Historically, the Company has experienced higher revenue in the first two quarters of the year than in the latter half of the year. The Company believes that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers having added liquidity from income tax refunds during the first half of the year. The Company expects this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by the Company's license partners.

INFLATION

         Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company. To date, general price inflation has not had a significant impact on the Company's operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company's future operating results and financial condition are dependent upon, among other things, the Company's ability to implement its business strategy. Potential risks and uncertainties that could affect the Company's profitability are set forth below.

HISTORY OF PREVIOUS LOSSES

         The Company was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years. For the six months ended June 20, 2000, however, the Company incurred net earnings of $1,521,389. There can be no assurance that the Company will be profitable in the future. Net sales for the year ended December 31, 1999 increased to $12,828,329 from $12,081,884 for the year ended December 31, 1998. As a result of the Company's change in business strategy, net sales for the six months ended June 30, 2000 decreased to $545,537 from $8,389,856 for the same period in 1999. As of June 30, 2000, the Company had cumulative losses of $14,869,163 and total stockholders' deficit of $432,897.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April
15, 1998. The terms of this credit facility provide for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. As of June 30, 2000, the outstanding amount owed by the Company under the NCFC Credit Facility was approximately $1,463,000 and had no excess availability. The NCFC Credit Facility is secured by substantially all of the Company's assets and has a term of four years. In addition, since the NCFC Credit Facility is collateralized by accounts receivable, inventory and equipment, as those assets are converted to cash, the credit facility will be paid down. There can be no assurance, however, that the proceeds from the disposition of those assets will be sufficient to pay-off the NCFC Credit Facility. As a result, the Company will be required to raise additional funds through equity or debt financings to continue its operations. No assurance can be given that additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

     As a result of the Company's change in business strategy, the Company's revenues and operating results is substantially dependent on the efforts and success of its third party licensing partners. Because the amount of royalties payable to the Company are determined by the net sales of those products by the Company's licensing partners, the Company's revenues are subject to the abilities of its licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because the primary fiduciary obligations of the Company's licensing partners are to their shareholders rather than the Company's shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If either licensing partner does not meet its obligations under its respective licensing agreement, the Company's primary remedy is to terminate that license agreement, which may be an effective remedy only if the Company can identify and secure other capable licensees of the affected products.

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

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

     The completion of the sale and licensing of the Company's Wrought Wheel and SOR Wheel businesses and any other related licensing arrangement the Company may complete in the future represents a significant change in the Company's business model. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in the Company's revenues and operating and marketing costs. The Company anticipates that the decrease in revenues and operating and marketing costs will be replaced, in part, by a stream of royalty payments generated by the net sales of the licensed products by the Company's licensing partners. As a result, the Company does not have a history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of the Company's common stock may be adversely affected.

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

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

     The Company has made a substantial investment in Wrenchead and has increased that investment in 2000. There can be no assurance that the current or future investment in Wrenchead will turn out to be profitable.

HIGHLY COMPETITIVE INDUSTRY

     The market for the Company's products is highly competitive. The Company historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. The Company anticipates that its licensing partners will compete on those same terms. The Company believes that Weld and Carlisle have superior financial, operational and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that the Company's licensing partners, Weld and Carlisle, will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company's licensing partners, possibly resulting in the reduction or elimination of royalty payments due to the Company.

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

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

     In furtherance of the the Company's change in business strategy and sale of the Company's Wrought Wheel and SOR Wheel businesses, the Company continues to consider alliances with other companies that could complement the Company's new business strategy, including other licensing opportunities involving one-piece cast aluminum wheels or other complementary automotive aftermarket product lines where the Company can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more licensing agreements, there can be no assurance that the licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products.

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

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

     The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the

Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, The Company issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital, which, as of June 30, 2000, could have been converted into approximately 792,620 shares of Common Stock at the option of the holders of the Series A Preferred Stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company had dividends in arrears for outstanding Series A Preferred Stock at June 30, 2000 totaling $371,875, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 15, 2000. The shareholders elected the following persons to serve for one-year terms as directors of the Company (with votes cast for, against, or withheld):

                                         VOTES FOR         VOTES AGAINST          VOTES WITHHELD
                                         ---------         -------------          --------------
Election of Directors
     Michael L. Hartzmark                2,057,355             1,200                    0
     Sidney Dworkin                      2,057,355             1,200                    0
     Mark Schwartz                       2,057,355             1,200                    0
     Donald E. McIntyre                  2,057,355             1,200                    0
     Michael Miller                      2,057,355             1,200                    0

     In addition, the shareholders approved the amendment to the Company's second amended and restated Certificate of Incorporation increasing the number of authorized shares of common stock of the Company from 5,000,000 to 10,000,000 with 2,027,085 votes "For", 31,470 votes "Against", and zero votes withheld.

ITEM 5.  OTHER INFORMATION

         None
                                              18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits
   EXHIBIT NO.               DESCRIPTION
   ------------              -----------
     3.1                     Second Amended and Restated Certificate of
                             Incorporation of the Registrant filed with the State
                             of Delaware on October 1, 1996*
     3.2                     Amended and Restated Bylaws of the Registrant*
    10.1                     Stock Option Agreement
    10.2                     Sales Agreement
    10.3                     Amendment to Sales Agreement
    11                       Schedule of Computation of Earnings per Share
    27.1                     2000 Financial Data Schedule for the Three and Six Months Ended June 30, 2000

   (b)                       Reports on Form 8-K

                             None

-----------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CRAGAR INDUSTRIES, INC.

Dated:  AUGUST 14, 2000                                  By: /s/MICHAEL L. HARTZMARK
        -------------------                                -------------------------
                                                         Michael L. Hartzmark
                                                         CEO

Dated:  AUGUST 14, 2000                                  By: /s/RICHARD P. FRANKE
        -------------------                                -------------------------
                                                         Richard P. Franke
                                                         Chief Financial Officer
                                                         (Principal Financial and Accounting Officer)