Form 10QSB
period 2000-09-30
CRAGAR INDUSTRIES INC /DE
filed 2000-11-14
CIK 1024125

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Quarterly Period Ended September 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

     Number of shares of common stock, $.01 par value, outstanding as of September 30, 2000: 3,010,883.

     Transitional small business disclosure format. Yes / /  No /X/

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                                                      September 30,          December 31,
                                                                                          2000                  1999
                                                                                      -------------          ------------
                                                                                      (unaudited)
                                   ASSETS
Current Assets
       Cash and cash equivalents                                                          $ 31,050               $ 1,387
       Accounts receivable, net of allowance for
           doubtful accounts of $135,000 and $149,860                                      451,975             1,443,886
       Inventory, net                                                                            -               540,373
       Investments                                                                       1,578,789               437,500
       Other current assets                                                                115,946                78,665
                                                                                       -----------           -----------
             Total current assets                                                        2,177,760             2,501,811

Property and equipment, net                                                                 83,196               207,245

Other Assets                                                                                57,624                57,624
                                                                                       -----------           -----------

Total Assets                                                                           $ 2,318,580           $ 2,766,680
                                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable                                                                  $ 672,171             $ 773,474
       Short term note payable                                                           1,200,000                     -
       Accrued interest                                                                     17,967                53,947
       Deferred revenue                                                                     40,000               275,000
       Accrued expenses                                                                    416,130               826,997
                                                                                       -----------           -----------
             Total current liabilities                                                   2,346,268             1,929,418

Line of Credit                                                                                   -             2,331,548
Long Term Debt                                                                             100,000               460,000
                                                                                       -----------           -----------

Total Liabilities                                                                        2,446,268             4,720,966
                                                                                       -----------           -----------

Stockholders' Deficit
       Preferred stock, par value $ .01; authorized 200,000 shares
             11,000 and 22,500 shares issued and outstanding                                   110                   225
       Additional paid-in capital - preferred                                            1,055,294             2,166,956
       Common stock, par value $ .01; authorized 10,000,000 shares
             3,010,883 and 2,456,990 shares issued and outstanding                          30,109                24,570
       Additional paid-in capital - common                                              13,887,089            12,244,515
       Dividends Paid                                                                     (205,488)                    -
       Accumulated deficit                                                             (14,894,802)          (16,390,552)
                                                                                       -----------           -----------
             Total stockholders' deficit                                                  (127,688)           (1,954,286)
                                                                                       -----------           -----------

Total Liabilities and Stockholders' Deficit                                            $ 2,318,580           $ 2,766,680
                                                                                       ===========           ===========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
         Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (unaudited)


                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                                   -------------                    -------------
                                                               2000            1999              2000              1999
                                                         -----------        -----------      -----------        ----------
Net Sales                                                   $ 10,242        $2,428,920       $  586,393       $ 10,818,776
Royalty revenues                                              85,744                 -          365,253                  -
                                                         -----------       -----------      -----------       ------------
             Total revenues                                   95,986         2,428,920          951,646         10,818,776

Cost of goods sold                                            37,512         1,806,393          624,078          8,527,808
                                                         -----------       -----------      -----------       ------------

             Gross profit                                     58,474           622,527          327,568          2,290,968

Selling, general and administrative expenses                  21,706           501,975          556,075          1,653,708
                                                         -----------       -----------      -----------       ------------

             Income (loss) from operations                    36,768           120,552         (228,507)           637,260
                                                         -----------       -----------      -----------       ------------

Non-operating income (expenses), net
       Interest expense                                      (29,234)         (145,658)        (150,679)          (476,918)
       Other                                                   3,474           248,215        1,913,158            220,432
                                                         -----------       -----------      -----------       ------------
             Total non-operating income (expenses), net      (25,760)          102,557        1,762,479           (256,486)
                                                         -----------       -----------      -----------       ------------

Net earnings before income taxes and
       extraordinary items                                    11,008           223,109        1,533,972            380,774

Income taxes                                                       -                -                -                  -
                                                         -----------       -----------      -----------       ------------

Net earnings before extraordinary item                        11,008           223,109        1,533,972           380,774

Extraordinary item
       Forgiveness of debt                                         -                -                -            150,200
                                                         -----------       -----------      -----------       ------------

Net earnings                                             $   11,008        $  223,109       $1,533,972         $  530,974
                                                         ===========       ===========      ===========       ===========

Basic earnings per share
       Net earnings before extraordinary item            $        -        $     0.07       $     0.51         $     0.11
       Extraordinary item                                         -                 -                -               0.06
                                                         -----------       -----------      -----------       ------------
       Net earnings                                      $        -        $     0.07       $     0.51         $     0.17
                                                         ===========       ===========      ===========       ===========

Weighted average shares outstanding                       3,010,883         2,456,990        2,641,621          2,456,990
                                                         ===========       ===========      ===========       ===========

Diluted earnings per share
       Net earnings before extraordinary item            $        -        $     0.04       $     0.30         $     0.05
       Extraordinary item                                         -                                 -                0.03
                                                         -----------       -----------      -----------       ------------
       Net earnings                                      $        -        $     0.04       $     0.30         $     0.08
                                                         ===========       ===========      ===========       ===========

Weighted average shares outstanding                       3,010,883         5,183,197        4,484,329          5,183,197
                                                         ===========       ===========      ===========       ===========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                              2000                1999
                                                                                          -----------           ---------
Cash flows from operating activities
       Net earnings                                                                      $ 1,533,972           $ 530,974
       Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
       Provision for (write-off of) doubtful accounts                                        (14,860)             86,308
       Reduction in (increase in) provision for obsolete
             and slow moving inventory                                                    (1,392,430)           (376,429)
       Depreciation and amortization of property and equipment                                30,000             216,854
       Loss on sale of property and equipment                                                 78,971                   -
       Gain on sale economic rights to certain investment assets                          (1,834,188)                  -
       Increase (decrease) in cash resulting from changes in:
             Accounts receivable                                                           1,006,771             909,656
             Inventory                                                                     1,933,006           1,543,189
             Other current assets                                                            (37,281)           (115,229)
             Accounts payable and accrued expenses                                          (747,170)           (702,176)
             Accrued interest                                                                (35,980)              4,930
                                                                                         -----------           ---------
                  Net cash provided by (used in) operating activities                        520,811           2,098,077
                                                                                         -----------           ---------

Cash flows from investing activities
       Purchases in property and equipment                                                         -             (59,066)
       Purchases in investments                                                           (1,979,600)                  -
       Proceeds from dispositions of economic rights to
         certain investment assets                                                         2,620,000                   -
                                                                                         -----------           ---------
                  Net cash provided by (used in) investing activities                        640,400             (59,066)
                                                                                         -----------           ---------

Cash flows from financing activities
       Net borrowings (repayments) on bank line of credit                                 (2,331,548)         (1,846,056)
       Proceeds from short-term debt                                                       1,200,000                   -
       Proceeds from long-term debt                                                                -             260,000
       Repayments of long-term debt                                                                -            (187,800)
                                                                                         -----------           ---------
                  Net cash provided by (used in) financing activities                     (1,131,548)         (1,773,856)
                                                                                         -----------           ---------

                  Net increase (decrease) in cash and cash equivalents                        29,663             265,155

Cash and cash equivalents at beginning of period                                               1,387                   -
                                                                                         -----------           ---------

Cash and cash equivalents at end of period                                                  $ 31,050           $ 265,155
                                                                                         ============          ===========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                              $ 186,659           $ 471,987
                                                                                         ============          ===========

Noncash financing and investing activities:
       Conversion of bridge financing to common stock                                      $ 260,000
       Conversion of bridge financing to sale of economic rights to
         certain investment assets                                                           100,000
       Conversion of preferred stock and certain deferred dividend
         payments to common stock                                                          1,355,488


See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data as of and for the three months and nine months ended September 30, 2000, and 1999 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.       Inventories

         Inventories consist of the following:         SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                       -------------------        -------------------
                                                         (Unaudited)
                  Raw materials                        $      -                     $  682,854
                  Work in process                             -                        172,308
                  Finished Goods                              -                      1,077,844
                                                       -------------------        -------------------
                                                              -                      1,933,006
                  Less allowance for obsolete and
                    slow-moving inventory                     -                      1,392,633
                  Inventories, net                     -------------------        -------------------
                                                       $      -                     $  540,373
                                                       ===================        ===================

         The reduction in inventory was the result of the Company's efforts to sell off all its inventory as part of its change in business strategy, which involved licensing the rights to sell wheels under the CRAGAR brand name to third parties and terminating its own manufacturing operations. See "Management's Discussion and Analysis or Plan of Operations-Introduction".

3.       Basic and Diluted Earnings (Loss) per Share

         Basic and Diluted Earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

4.       Preferred Stock and Warrants

         During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of common stock at a price of $8.75 per share in connection with the preferred stock issuance. On April 20, 1998, the Company issued warrants to NationsCredit Commercial Funding valued at $21,960 to purchase 50,000 shares of common stock at a price of $5.25 per share. On August 8, 1998, the Company agreed to grant warrants to certain individuals who provided bridge loans to the Company in the aggregate principal amount of $900,000 during December 1997 and January 1998. For each $100,000 made available to the Company, the Company granted warrants to purchase 1,500 shares of common stock at an exercise price of $3.00 per share. The principal amounts of the loans were subsequently converted into 9,000 shares of Series A Preferred Stock. In addition, the Company agreed to grant warrants to certain individuals who pledged assets to secure the Company's obligations under the Loan and Credit Agreement with NationsCredit Commercial Funding. The Company agreed to grant warrants to purchase 7,000 shares for each $100,000 in value of the assets pledged on an annual basis, which warrants will be exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. As of June 30, 1999 the Company had granted warrants to purchase 73,500 shares of the Company's common stock at an exercise price equal to the fair market value on the date of grant. On May 21, 1999, the Company granted options to each of Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of common stock at an exercise price of $3.75 per share, which was the fair market value of the underlying common stock on the date of grant. Also, on May 21, 1999, the Board of Directors of the Company passed a resolution whereby, it was agreed that, in lieu of cash payments for director fees, Sidney Dworkin, Donald McIntyre and Mark Schwartz, Directors of the Company, would each be granted options to purchase 4,000 shares of the Company's common stock, at an exercise price of $3.75 per share, which was the fair market value of the underlying common stock on the date of grant. Until the Company's cash position improves, the Board of Directors has agreed that for each board meeting an outside director attends, the Company will grant options to that director to purchase 2,000 shares of the Company's common stock exercisable at an exercise price equal to the price of the Company's common stock on the date of grant. During the third quarter ended September 30, 2000, warrants or options to purchase 97,500 shares of common stock were exercised and 11,500 shares of Series A Preferred Stock were converted to 456,393 shares of the Company's common stock. During the fiscal quarter ended September 30, 2000, the Company, as part of its debt refinancing, granted to two investors, who had previously pledged additional collateral for the Company's NCFC Credit Facility, warrants to purchase 84,000 shares of the Company's common stock at an exercise price equal to the fair market value price on the date of grant. Dividends in arrears for outstanding Series A Preferred Stock at September 30, 2000, totaled $185,637, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock. See "Factors That May Affect
         Future Results and Financial Condition - Dependence on External Financing."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Management's Discussion and Analysis of Financial Condition or Plan of Operation," and in the Notes to the Company's Financial Statements, describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. In addition, no assurance can be given regarding the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs will be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 1999 financial statements has been qualified for a going concern.

INTRODUCTION

     From the Company's inception in 1992 through the first nine months of 1999 the Company designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. The Company sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order houses.

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

     On September 1, 2000, the Company entered into a licensing transaction pursuant to which the Company granted an exclusive worldwide license to Performance Wheel Outlet, Inc. ("Performance") to manufacture, sell, and distribute its line of one-piece cast aluminum wheels ("One-Piece Wheel Business") in exchange for a royalty based on sales of the licensed products.

         Because the licensing of the Company's SOR Wheel Business and sale of related assets to Carlisle, combined with the licensing of the Company's Wrought Wheel Business and sales of related assets to Weld, may be considered a sale of substantially all of the Company's assets, the proposed transaction with Carlisle was submitted for approval by the Company's shareholders in accordance with Delaware law at a Special Meeting of Shareholders held on December 22, 1999. The proposed transaction was approved by a shareholder vote with over 67% of the Company's shares having been voted in favor of the proposed transaction.

         With the transactions with Weld, Carlisle and Performance completed, the Company no longer engages in the manufacture, marketing, sale or distribution of any products related to its Wrought Wheel Business, SOR Wheel Business and One-Piece Wheel Business. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, has resulted in a substantial decrease in the Company's revenues and related operating and marketing costs. The Company believes the decrease in revenues will be replaced by a stream of royalty payments generated by net sales of the licensed products by the Company's licensing partners. The Company will rely on Weld's, Carlisle's and Performance's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of revenues in the form of quarterly royalty payments. In addition, the Company is entitled to royalties based on net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name and on net sales of any new products developed by Performance related to the One-Piece Wheel Business under the CRAGER brand name. Because the licensing partners' primary fiduciary obligation is to their shareholders rather than the Company's shareholders, they may make decisions or take steps that may result in lower royalty payments or could adversely affect the CRAGAR brand name. See "Risk Factors - Dependence on Third Parties to Generate Royalties."

         As part of the Company's new business strategy, the Company also intends to pursue licensing opportunities for other aftermarket performance automotive products through the utilization of the CRAGAR brand name.

RECENT DEVELOPMENTS

     During the fiscal quarter ended December 31, 1999, the Company completed a Stock Purchase Agreement with an individual investor of Wrenchead.com, Inc. to exchange $150,000 in cash for 240,000 shares of common stock of Wrenchead.com, Inc. ("Wrenchead"). Wrenchead.com is a provider of e-commerce tools for both Business-to-Consumer and Business-to-Business for the automotive aftermarket. Wrenchead.com offers for sale millions of brand name auto and truck parts, accessories, performance products and consumer items. Wrenchead.com (WWW.WRENCHEAD.COM) also services "do-it-yourselfers" and professional mechanics with installation, maintenance and repair expertise. Wrenchead is headquartered in White Plains, N.Y. Lead investors include Polaris Venture Partners, SFX Entertainment and CBS.

     During the fiscal quarter ended December 31, 1999, the Company also entered into a Stock Option Agreement with an individual investor of Wrenchead to exchange $300,000 in cash for an irrevocable option to purchase 315,000 shares of Wrenchead's common stock and 312,500 shares of Wrenchead's Series A Preferred Stock for $8.08 per share ($5,070,000 in cash, less the $300,000 option premium) and 75,000 shares of common stock of the Company. This option was exercised on April 27, 2000. During the first quarter ended March 31, 2000, the Stock Option Agreement was amended, with the Company assigning its rights to purchase a specified number of shares in Wrenchead to certain other investors in Wrenchead. For $204,000, in cash the Company assigned to certain investors its irrevocable option to purchase 214,602 shares of Wrenchead's common stock and 212,898 shares of Wrenchead's Series A Preferred Stock, leaving the Company an irrevocable option to purchase 100,398 shares of Wrenchead's common stock and 99,602 shares of Wrenchead's Series A Preferred Stock for $8.56 per share ($1,712,000 in cash, less the $96,000 paid with the option). The difference in the option price, or $204,000, was repaid to the Company during February 2000.
This transaction was completed during the fiscal quarter ended June 30, 2000.

     During the fiscal quarter ended December 31, 1999, the Company entered into a Sales Agreement with the same individual investor pursuant to which the Company agreed to $363,300 in cash for 45,000 shares of Wrenchead common stock. This transaction closed on April 27, 2000. As a result of these transactions, the Company owns 385,398 shares of Wrenchead common stock and 99,602 shares of Wrenchead Series A Preferred Stock.

     During the fiscal quarter ended June 30, 2000, the Company formed a limited partnership to raise the funds necessary to complete the two Wrenchead transactions. The Company is the general partner of the limited partnership. As of September 30, 2000, the limited partnership had raised $2,720,000, which was primarily used to acquire the economic rights to 181,333 shares of Wrenchead common stock owned by the Company.

     On September 1, 2000, the Company entered into a licensing transaction pursuant to which the Company granted an exclusive worldwide license to Performance Wheel Outlet, Inc. ("Performance") to manufacture, sell, and distribute its line of one-piece cast aluminum wheels ("One-Piece Wheel Business") in exchange for a royalty based on sales of the licensed products.

     During the fiscal quarter ended September 30, 2000, the Company sold or disposed of all its remaining inventory.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales revenue for the three month and nine month periods ended September 30, 2000 and 1999:

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------    -------------------------------
                                                   2000         1999                     2000         1999
                                                   ----         ----                     ----         ----
     Total revenues                               100.0 %      100.0 %                   100.0 %      100.0 %
     Cost of goods sold                            39.1         74.4                      65.6         78.8
                                                  ------       -------                 -------      -------
     Gross profit                                  60.9         25.6                      34.4         21.2
     SG&A                                          22.6         20.6                      58.4         15.3
                                                  ------       ------                  -------      -------
     Income (loss) from operations                 38.3          5.0                     (24.0)         5.9
     Non-operating income (expense), net          (26.8)         4.2                     185.2         (2.4)
     Income taxes                                     -            -                        -           -
     Extraordinary gain                               -            -                        -         1.4
                                               ---------    ----------                 -------      -------
     Net earnings (loss)                           11.5 %        9.2 %                   161.2 %        4.9 %
                                               =========    ==========                 =======      =======

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 AND QUARTER ENDED SEPTEMBER 30, 1999

         The comparison of the Company's financial results for the fiscal quarter ended September 30, 2000 and 1999 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company has experienced a dramatic reduction in revenues and related costs and expenses between the periods.

         Total revenues consist of gross sales less discounts, returns and allowances plus royalties on sale of licensed products. Net sales for the quarter ended September 30, 2000 were $10,242 compared to $2,428,920 during the quarter ended September 30, 1999, representing a 99.6% decrease in sales. Net sales for the quarter ended September 30, 2000, consisted of sales of remaining inventory not a part of the Weld, Carlisle and PDK transactions. The decrease was primarily attributable to the Company no longer actively manufacturing and distributing wheels. The Company does not anticipate significant sales of inventory in subsequent periods. The decrease in net sales was partially offset by royalty income of $85,744 earned under the Weld and Carlisle licensing agreements.

         The decrease in discounts, returns and allowances was attributable to the Company's decision to no longer manufacture and distribute wheels. All anticipated returns, discounts and allowances related to the sale of the remaining inventory had been reserved for as of December 31, 1999.

         Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended September 30, 2000 was $58,474 compared to $622,527 for the quarter ended September 30, 1999. This significant decrease was attributable primarily to the Company's change in business strategy. The Company believes that it set aside adequate reserves as of December 31, 1999 to account for any pricing discounts necessary to sell the remaining inventory at current market conditions.

         Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the third quarter ended September 30, 2000 were $21,706 compared to $501,975 for the quarter ended September 30, 1999, a 95.7% decrease. This decrease was due primarily to the Company's change in business strategy during the quarter ended December 31, 1999, which resulted in significant reductions in its SG&A expenses, primarily related to sales, marketing and personnel. In addition, due to the change in business strategy, the Company made certain reductions to its accruals and reserves that the Company had not previously written down.

     Non-operating expense, net, for the third quarter of 2000 was $25,760 compared to net non-operating income of $102,557 for the third quarter of 1999. This decrease of $128,317 was attributable primarily to the gain realized on the sale of the economic rights to 20,000 shares of Wrenchead common stock during the third quarter of 1999. See "Management's Discussion and Analysis or Plan of Operation - Recent Developments."

     Because of carry-forward losses from previous years, the Company had no income tax provision in the third quarter of 2000 or 1999.

     Net earnings for the third quarter ended September 30, 2000 were $11,008 compared to net earnings of $223,109 for the third quarter ended September 30, 1999. Basic earnings per share for the third quarter ended September 30, 2000 was $0.00 compared to basic earnings per share of $.07 for the third quarter ended September 30, 1999. Diluted earnings per share for the three months ended September 30, 2000 was $0.00 compared to diluted earnings per share of $.04 for the same three month period in 1999. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     The comparison of the Company's financial results for the nine months ended September 30, 2000 and 1999 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company has experienced a dramatic reduction in revenues and related costs and expenses between the periods.

     Total revenues consist of gross sales less discounts, returns and allowances plus royalties on sale of licensed products. Net sales for the nine months ended September 30, 2000 were $951,646 compared to $10,818,776 during the nine months ended September 30, 1999, representing a 91.2% decrease in sales. Net sales for the nine months ended September 30, 2000, consisted of sales of remaining inventory not a part of the Weld, Carlisle and PDK transactions. This decrease was attributable primarily to the Company no longer actively manufacturing and distributing wheels. The Company does not anticipate additional sales of inventory in subsequent periods. The decrease in net sales was partially offset by royalty income of $365,253 earned under the Weld and Carlisle licensing agreements.

     The decrease in discounts, returns and allowances was attributable to the Company's decision to no longer manufacture and distribute wheels. All anticipated returns, discounts and allowances related to the sale of the remaining inventory had been reserved for as of December 31, 1999.

     Gross profit is determined by subtracting cost of goods sold from net sales. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the nine months ended September 30, 2000 was $327,568 compared to $2,290,968 for the nine months ended September 30, 1999. The decrease was attributable primarily to the Company's change in business strategy. The Company believes that it set aside adequate reserves as of December 31, 1999 to account for any pricing discounts necessary to sell the remaining inventory at current market conditions.

     Selling, general, and administrative ("SG&A") expenses consist primarily of commissions, marketing expenses, promotional programs, salaries and wages, product development expenses, office expenses, accounting and legal expenses, bad debt reserves, and general overhead. These expenses for the nine months ended September 30, 2000 were $556,075 compared to $1,653,708 for the nine months ended September 30, 1999, a 66.4% decrease. This decrease was due primarily to the Company's change in business strategy during quarter ended December 31, 1999, which resulted in significant reductions in its SG&A expenses, primarily related to sales, marketing and personnel.

     Non-operating net income, for the nine months ended September 30, 2000 was $1,762,479 compared to net expense of $256,486 for the same period in 1999. The increase of $2,018,965 was attributable primarily to the gain realized on the sale of the economic rights to 180,333 shares of Wrenchead common stock and the reduction in interest expense due to lower debt levels. See "Management's Discussion and Analysis or Plan of Operation - Recent Developments."

     Because of carry-forward losses from previous years, the Company had no income tax provision in the nine months ended September 30, 2000 or 1999.

     Net earnings for the nine months ended September 30, 2000 were $1,533,972 compared to net earnings of $530,974 for the nine months ended September 30, 1999. Excluding the extraordinary gain of $150,200, resulting from the forgiveness of debt by certain material and media vendors, the Company had net earnings for the nine months ended September 30, 1999 of $380,774. Basic earnings per share for the nine months ended September 30, 2000 was $.51 compared to basic earnings per share of $.17 for the nine months ended September 30, 1999. Diluted earnings per share for the nine months ended September 30, 2000 was $.30 compared to diluted earnings per share of $.08 for the same nine month period in 1999. See Exhibit 11 to the Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     On April 20, 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility is secured by substantially all of the Company's assets and certain pledged assets from three investors and expires on April 19, 2002. During the fiscal quarter ending September 30, 2000, the Company paid off and terminated the NCFC Credit Facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in August 2001.

     At September 30, 2000, the Company had an accumulated deficit of $14,894,802. For the nine months ended September 30, 2000, the Company's operating activities provided $520,811 of cash, which was primarily attributable to the Company' net earnings for the period, the collection of accounts receivable and sale of inventory. During the nine months ended September 30, 2000, the Company's investing activities provided $640,400 of cash. The increase in cash from investing activities was primarily attributable to the net proceeds received on the sale of the economic rights to a portion of the shares of Wrenchead stock owned by the Company. During the nine months ended September 30, 2000, the Company's financing activities used $1,131,548 of cash. The decrease in cash from financing activities was primarily due to a net decrease in Company debt.

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

HISTORY OF PREVIOUS LOSSES

     The Company was incorporated in December 1992 and incurred significant losses in each of its completed fiscal years through 1998. The Company posted its first net profit for fiscal year ended December 31, 1999 although a significant portion of the profit was due to the gain on sale of assets in connection with the Company's change in business strategy. For the nine months ended September 30, 2000, the Company incurred net earnings of $1,533,972. There can be no assurance, however, that the Company will be profitable in the future. As a result of the Company's change in business strategy, net sales for the nine months ended September 30, 2000 decreased to $586,393 from $10,818,776 for the same period in 1999. As of September 30, 2000, the Company had cumulative losses of $14,894,802 and total stockholders' deficit of $127,688.

DEPENDENCE ON EXTERNAL FINANCING

     On April 20, 1998, the Company executed the NCFC Credit Facility, a portion of the proceeds of which were used to pay off the Company's previous credit facility with Norwest Business Credit, Inc., which expired on April 15, 1998. The terms of the NCFC credit facility provided for a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. During the fiscal quarter ending September 30, 2000, the Company paid off and terminated the NCFC Credit Facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in August 2001. It is anticipated the Company will be required to raise additional funds through equity or debt financings. No assurance can be given, however, that additional financing will be available on terms acceptable to the Company, if at all.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

     As a result of the Company's change in business strategy, the Company's revenues and operating results are substantially dependent on the efforts and success of its third party licensing partners. Because the amount of royalties payable to the Company are determined by the net sales of those products by the Company's licensing partners, the Company's revenues are subject to the abilities of its licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because the primary fiduciary obligations of the Company's licensing partners are to their shareholders rather than the Company's shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If any licensing partner does not meet its obligations under its respective licensing agreement, the Company's primary remedy is to terminate that license agreement, which may be an effective remedy only if the Company can identify and secure other capable licensees of the affected products.

INABILITY TO SUPPORT MANUFACTURING, MARKETING, SALE AND DISTRIBUTION IF THIRD PARTY TERMINATES THE LICENSE AGREEMENT

     If any licensing partner terminates its license agreement or the Company terminates the license agreement for any reason, the Company will be forced to incur the cost of manufacturing, marketing, selling and distributing the licensed products without the financial resources and distribution capabilities of its licensees. In the alternative, the Company would be forced to secure another licensee capable of manufacturing, marketing, selling and distributing the licensed products on behalf of the Company and paying any royalties based on the net sales of those products. There can be no assurance that the Company would be able to meet these obligations in the event that one or more of the license agreements is terminated.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE

     The royalty structure negotiated by the Company with some of its current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to the Company as net sales increase above certain levels. The consequence of this structure is that the Company's ability to realize the benefits of a substantial increase in sales with respect to any group of its licensed products will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

     The completion of the sale and licensing of the Company's Wrought Wheel, SOR Wheel and One-Piece Wheel businesses and any other related licensing arrangement the Company may complete in the future represents a significant change in the Company's business model. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of the related assets, has resulted in a substantial decrease in the Company's revenues and operating and marketing costs. The Company anticipates that the decrease in revenues and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by the Company's licensing partners. As a result, the Company does not have a history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues that has occurred, there can be no assurance that this change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of the Company's common stock may be adversely affected.

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

DEPENDENCE ON KEY CUSTOMERS; LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS

     A limited number of customers have historically accounted for a substantial portion of the Company's revenues in each year. Given the Company's change in business strategy, the Company expects that its current licensing partners will account for an even greater percentage of its revenues in the future. The financial condition and success of its customers and the Company's ability to obtain orders from new customers have been critical to the Company's success and will be critical to the success of the Company's licensing partners. As a result of its change in business strategy as described above, the Company's revenues have declined significantly and most of its revenues are dependent on royalties from sales of CRAGAR products by Weld, Carlisle and Performance. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

     The Company has made a substantial investment in Wrenchead, Inc. There can be no assurance that the investment in Wrenchead will turn out to be profitable.

HIGHLY COMPETITIVE INDUSTRY

     The market for the Company's products is highly competitive. The Company historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. The Company anticipates that its licensing partners will compete on those same terms. The Company believes that Weld, Carlisle and Performance have superior financial, operational and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that the Company's licensing partners, Weld, Carlisle and Performance will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company's licensing partners, possibly resulting in the reduction or elimination of royalty payments due to the Company.

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

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

     In furtherance of the Company's change in business strategy and sale of the Company's Wrought Wheel, SOR Wheel and One-Piece Wheel businesses, the Company continues to consider alliances with other companies that could complement the Company's new business strategy, including other licensing opportunities involving other complementary automotive aftermarket product lines where the Company can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more licensing agreements, there can be no assurance that the licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products.

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

     The Company is subject to regulation as a publicly-traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of its Wrought Wheel, SOR Wheel and One-Piece Wheel businesses, which could be considered a sale of substantially all of its assets, in exchange for the receipt of a stream of royalty payments, the Company could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If the Company is considered to be an investment company under the 1940 Act, it would be required to register under that Act as an investment company. As a registered investment company, the Company would be subject to further regulatory oversight of the Division of Investment Management of the Commission, and its activities would be subject to substantial and costly regulation under the 1940 Act. The Company does not believe that its activities will subject it to the 1940 Act and accordingly does not intend to register as an investment company under the Act, although there can be no assurance that such registration would not be required in the future.

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

CONTROL BY EXISTING STOCKHOLDERS

     The directors, officers, and principal stockholders of the Company beneficially own approximately 52.0% of the Company's outstanding Common Stock. As a result, these persons have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

     The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the

Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital. During the fiscal quarter ended September 30, 2000, 11,500 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 456,393 shares of the Company's common stock. Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

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

     The Company has filed a complaint in the matter of Cragar Industries, Inc. versus RELCO Corporation ("RELCO") in the United States District Court for the District of Arizona, Case No. CIV00-0210, seeking to recover in excess of $170,000 in past due amounts for product purchased from the Company by RELCO.

     The Company has filed a complaint in the matter of Cragar Industries, Inc. versus Titan Wheel International, Inc. and Titan International, Inc. ("Titan") in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $4,500,000, claiming breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to the Company.

     The Company has filed a complaint in the matter of Cragar Industries, Inc. versus Dallas Wheels and Accessories, Inc. ("Dallas") in the District Court, Dallas County, Texas, 101st Judicial District, Cause No. 00-4994 seeking to recover in excess of $74,000 in past due amounts for product purchased from the Company by Dallas.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company had dividends in arrears for outstanding Series A Preferred Stock at September 30, 2000 totaling $185,637, which are payable, at the discretion of the Company, in cash or additional shares of the Company's Series A Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)EXHIBITS
         EXHIBIT NO.               DESCRIPTION

         3.1      Second Amended and Restated Certificate of Incorporation of
                  the Registrant filed with the State of Delaware on October 1,
                  1996*
         3.2      Amended and Restated Bylaws of the Registrant*
         10.1     Stock Option**
         10.2     Sales Agreement**
         10.3     Amendment to Sales Agreement**
         11       Schedule of Computation of Earnings per Share
         27.1     2000 Financial Data Schedule for the Three and Nine Months
                  Ended September 30, 2000

         (b)      Reports on Form 8-K

                  None


--------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

** Incorporated by reference to Company's Quarterly Report on Form 10QSB filed on August 14, 2000 (no. 1-12559)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated:  November 14, 2000                         By:/s/ MICHAEL L. HARTZMARK
        -------------------                          --------------------------
                                                  Michael L. Hartzmark
                                                  CEO

Dated:  November 14, 2000                         By:/s/ RICHARD P. FRANKE
        -------------------                         ---------------------------
                                                  Richard P. Franke
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)