Form 10QSB
period 2001-03-31
CRAGAR INDUSTRIES INC /DE
filed 2001-05-14
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________ to __________

                           Commission File No. 1-12559

                             CRAGAR INDUSTRIES, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

               DELAWARE                                 86-0721001
               --------                                 ----------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


       7373 NORTH SCOTTSDALE ROAD, SUITE B-274, SCOTTSDALE, ARIZONA 85253
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 596-6483
                                 --------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

           Number of shares of common stock, $.01 par value, outstanding as of March 31, 2001: 3,627,014.

           Transitional small business disclosure format. Yes [ ] No [X]

================================================================================

                              CRAGAR INDUSTRIES, INC.
                             Condensed Balance Sheets
                       March 31, 2001 and December 31, 2000

                                                                         March 31,       December 31,
                                                                           2001             2000
                                                                       ------------      ------------
                                                                        (unaudited)
                                     ASSETS
Current Assets
      Cash and cash equivalents                                        $     26,127      $     68,300
      Accounts receivable, net of allowance for
           doubtful accounts of $25,000                                     315,992           294,641
      Non-trade receivables                                                 142,070           117,684
      Investments                                                         1,307,519         1,307,519
      Other current assets                                                   17,914             2,500
                                                                       ------------      ------------
           Total current assets                                           1,809,622         1,790,644

Property and Equipment, net                                                    --              41,926

Other Assets                                                                 36,304            57,624
                                                                       ------------      ------------

Total Assets                                                           $  1,845,926      $  1,890,194
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
      Accounts payable                                                 $    432,377      $    440,882
      Notes payable - related parties                                     1,305,500         1,200,000
      Accrued interest                                                       13,055             9,730
      Accrued expenses                                                      605,674           703,215
                                                                       ------------      ------------
           Total current liabilities                                      2,356,606         2,353,827

Notes Payable - Related Parties - Long Term                                    --             105,500
                                                                       ------------      ------------

Total Liabilities                                                         2,356,606         2,459,327
                                                                       ------------      ------------

Stockholders' Deficit
      Preferred stock, par value $0.01; 200,000 shares authorized,
           0 and 11,000 shares issued and outstanding                          --                 110
           in 2001 and 2000, respectively
      Additional paid-in capital - preferred                                   --           1,093,515
      Common stock, par value $0.01; 10,000,000 shares authorized,
           3,627,014 and 3,016,716 issued and outstanding                    36,270            30,167
           in 2001 and 2000, respectively
      Additional paid-in capital - common                                14,992,052        13,904,530
      Accumulated deficit                                               (15,539,002)      (15,597,455)
                                                                       ------------      ------------
           Total stockholders' deficit                                     (510,680)         (569,133)
                                                                       ------------      ------------

Total Liabilities and Stockholders' Deficit                            $  1,845,926      $  1,890,194
                                                                       ============      ============

See accompanying notes to condensed financial statements

                              CRAGAR INDUSTRIES, INC.
                        Condensed Statements of Operations
                    Three Months Ended March 31, 2001 and 2000
                                    (unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                 -----------      -----------
Net sales                                                        $      --        $   316,351
Royalty revenues                                                     131,419          142,927
                                                                 -----------      -----------

                  Total revenues                                     131,419          459,278

Cost of goods sold                                                      --            332,051
                                                                 -----------      -----------

                  Gross profit                                       131,419          127,227

Selling, general and administrative expenses                          97,549          187,704
                                                                 -----------      -----------

                  Income (loss) from operations                       33,870          (60,477)
                                                                 -----------      -----------

Non-operating income (expenses), net
          Interest expense                                           (39,151)         (63,979)
          Gain on disposition of assets                               13,001             --
          Other                                                       50,733           26,556
                                                                 -----------      -----------
                  Total non-operating income (expenses), net          24,583          (37,423)
                                                                 -----------      -----------

Net earnings (loss) before income taxes                               58,453          (97,900)

Income taxes                                                            --               --
                                                                 -----------      -----------

Net earnings (loss)                                              $    58,453      $   (97,900)
                                                                 ===========      ===========

Basic earnings (loss) per common share                           $      0.02      $     (0.06)
                                                                 ===========      ===========

Diluted earnings (loss) per common share                         $      0.01      $     (0.06)
                                                                 ===========      ===========

Weighted average shares outstanding                                3,627,014        2,456,990
                                                                 ===========      ===========

See accompanying notes to condensed financial statements

                                CRAGAR INDUSTRIES, INC.
                           Condensed Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000
                                   (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                2001           2000
                                                                              ---------      ---------
Cash flows from operating activities
      Net earnings (loss)                                                     $  58,453      $ (97,900)
      Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Provision for (write-off of) doubtful accounts                         --          (16,741)
            Reduction in (increase in) provision for obsolete and
                slow moving inventory                                              --          (72,633)
            Depreciation and amortization of property and equipment                --           20,500
            Gain on sale of property and equipment                                 --          (20,609)
            Increase (decrease) in cash resulting from changes in:
                Accounts receivable                                             (21,351)       513,664
                Inventory                                                          --          351,304
                Investments                                                        --          200,000
                Other current assets                                            (39,800)       (24,323)
                Other assets                                                     21,320           --
                Accounts payable and accrued expenses                          (106,046)      (239,945)
                Accrued interest                                                  3,325        (26,864)
                                                                              ---------      ---------
                     Net cash provided by ( used in) operating activities       (84,099)       586,453

Cash flows from investing activities
      Disposition of property and equipment                                      41,926         20,609

Cash flows from financing activities
      Net borrowings (repayments) on bank credit line                              --         (467,468)
                                                                              ---------      ---------

                     Net increase (decrease) in cash and cash equivalents       (42,173)       139,594

Cash and cash equivalents at beginning of period                                 68,300          1,387
                                                                              ---------      ---------

Cash and cash equivalents at end of period                                    $  26,127      $ 140,981
                                                                              =========      =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                  $  35,826      $  70,242
                                                                              =========      =========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

1.         Summary of Significant Accounting Policies
           Basis of Presentation:

           The interim financial data as of and for the three months ended March 31, 2001, and 2000 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

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

3.         Preferred Stock and Warrants

           During the first quarter ended March 31, 1998, the Company issued 22,500 shares of Series A Preferred Stock for $1,350,000 cash and the conversion of $900,000 in principal amount of investor notes payable. The Company also granted warrants valued at $229,333 to purchase 333,333 shares of common stock at a price of $8.75 per share in connection with the preferred stock issuance. During the year ended December 31, 2000 and in January 2001, the holders of the Company's Series A Preferred Stock converted their 22,500 shares into 1,072,524 shares of Common Stock. In January 2001, all 333,333 of the warrants expired unexercised.

           During March 2001, the Company granted warrants to purchase 7,000 shares of the Company's common stock at $2.125 per share relating to the line of credit provided by a stockholder.

           On March 3, 2001, the Company granted options to each of Marc Dworkin, Donald McIntyre, Michael Miller and Mark Schwartz, Directors of the Company, to purchase 2,000 shares of common stock at an exercise price of $2.125 per share, which was the fair market value on the date of grant. This grant was based on a resolution passed on May 21, 1999 by the Board of Directors of the Company whereby, it was agreed that, in lieu of cash payments for director fees, Directors would each be granted options to purchase 2,000 shares of the Company's common stock for each board meeting, at an exercise price of equal to the closing price of the underlying common stock on the date of grant.

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

INTRODUCTION

      From Cragar's inception in December 1992 through the first nine months of 1999, Cragar designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. Cragar sold its wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies.

      In connection with a reassessment of its business strategy, Cragar considered combinations and strategic alliances with other companies that could complement Cragar's existing business, including outsourcing its manufacturing and sales operations. In furtherance of this business strategy, in September 1999, Cragar entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc. ("Weld") to manufacture, sell, and distribute its line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to its Wrought Wheel Business. Cragar and Weld completed this transaction in October 1999.

      In October 1999, Cragar entered into a similar transaction with Carlisle Tire and Wheel Co. ("Carlisle"), pursuant to which Cragar granted an exclusive worldwide license to Carlisle to manufacture, sell, and distribute Cragar's line wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to its SOR Wheel Business. Cragar and Carlisle completed this transaction in December 1999.

      In September 2000, Cragar entered into and completed a similar transaction with Performance Wheel Outlet, Inc. ("Performance") to manufacture, sell, and distribute its line of one-piece cast aluminum wheels ("One-Piece Business") in exchange for a royalty based on sales of the licensed products.

      As a consequence of the transactions with Performance, Weld and Carlisle, Cragar no longer engages in the manufacture, marketing, sale or distribution of any products related to its One-Piece Wheel Business, Wrought Wheel Business and SOR Wheel Business, which together generated approximately 100.00% of Cragar's revenues in 2000. In general, the outsourcing of the manufacturing, marketing, sales and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased Cragar's revenues and related operating and marketing costs.

      Cragar intends to rely on Performance's, Weld's and Carlisle's greater financial, operational and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenues in the form of quarterly royalty payments. In addition, Cragar is entitled to royalties based on the net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. Cragar is also entitled to royalties based on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name, including motorcycle wheels, two-piece aluminum wheels and new types of race wheels.

      Because the licensing partners' primary fiduciary obligation is to their shareholders rather than Cragar's shareholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See "Factors That May Affect Future Results and Financial Conditions - Dependence on Third Parties to Generate Royalties."

      As part of its new business strategy, Cragar also intends to pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including but not limited to aftermarket performance automotive products. Effective April 1, 2001 Cragar entered into a Licensing Representation Agreement with Trademarketing Resources, Inc. ("TRI"). TRI will act as Cragar's exclusive agent for the purpose of exercising the merchandising rights in and to the trademarks owned by Cragar, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Street Pro(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R). In addition, TRI will act as Cragar's exclusive agent with respect to advertising and promoting all products, services and premiums in all media.

RECENT DEVELOPMENTS

      In January 2001, the holders of the Company's Series A Preferred Stock converted their 11,000 shares and accrued dividends into 616,131 shares of Common Stock. With this conversion all of the Company's Series A Preferred Stock has been converted.

      In September 2000, the Company entered into a licensing transaction pursuant to which the Company granted an exclusive worldwide license to Performance Wheel Outlet, Inc. ("Performance") to manufacture, sell, and distribute Cragar's line of one-piece cast aluminum wheels ("One-Piece Wheel Business") in exchange for a royalty based on sales of the licensed products.

           Effective April 1, 2001, Cragar has retained the services of Trademarketing Resources, Inc. ("TRI") a Licensing Agent. TRI will act as Cragar's exclusive agent for the purpose of exercising the merchandising rights in and to the trademarks owned by Cragar, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Street Pro(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R). According to the Licensing Representation Agreement, TRI will act as Cragar's exclusive agent to develop a marketing strategy to broaden the use of Cragar's intellectual property, including the CRAGAR brand name. Once Cragar approves the marketing strategy, then TRI will implement the strategy. There can be no assurance that Cragar, through TRI, will be successful developing or implementing such a marketing strategy or that any sales of products utilizing Cragar's intellectual property, including the CRAGAR brand name and, related royalties, will be material. In addition, TRI will act as Cragar's exclusive agent with respect to coordinating advertising and promotion all of Cragar's products, services, and premiums across all media.

RESULTS OF OPERATIONS

           The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 2001 and 2000:

                                     THREE MONTHS ENDED MARCH 31,
                                         2001          2000
                                        -----          ----
Total revenues                          100.0%        100.0%
Cost of goods sold                       00.0          72.3
                                        -----          ----
Gross profit                            100.0          27.7
SG&A                                     74.2          40.9
                                        -----          ----
Income (loss) from operations            25.8         (13.2)
Non-operating income (expense), net      18.7           8.1
Income taxes                             --            --
Extraordinary gain                       --            --
                                        -----          ----
Net earnings (loss)                      44.5%        (21.3)%
                                        =====          ====

COMPARISON OF QUARTER ENDED MARCH 31, 2001 AND QUARTER ENDED MARCH 31, 2000

      The comparison of the Company's financial results for the fiscal quarter ended March 31, 2001 and 2000 set forth below has been significantly affected by the Company's significant change in business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from its licensing partners as its primary source of revenue, the Company has experienced a dramatic reduction in revenues and related costs and expenses between the periods.

      Total revenues consist of gross sales less discounts, returns and allowances plus royalties on sale of licensed products. Net sales for the quarter ended March 31, 2001 were $131,419 compared to $316,351 during the quarter ended March 31, 2000, representing a 58.5% decrease in sales. Net sales for the quarter ended March 31, 2001, consisted of royalty income derived from Carlisle and Weld. The decrease was primarily attributable to the Company having completely sold off all its remaining inventory during 2000 and having no product sales during the same period in 2001.

      Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of the Company's products, as well as the freight costs of shipping product to the Company's customers. Gross profit for the quarter ended March 31, 2001 was $-0- compared to $127,227 for the quarter ended March 31, 2000. This decrease was attributable to the fact that there were no product sales during the quarter ended March 31, 2001.

      Selling, general, and administrative ("SG&A") expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, accounting and legal expenses, and general overhead. These expenses for the quarter ended March 31, 2001 were $97,549 compared to $187,704 for the quarter ended March 31, 2001, a 48.0% decrease. This decrease was due primarily to the Company's completing the change in business strategy in 2000 and eliminating a substantial portion of the SG&A expenses for the Company.

      Non-operating income, net, for the first quarter of 2001 was $24,583 compared to net non-operating expenses of $37,423 for the first quarter of 2000. This increase of $62,006, was attributable primarily the Company's lower interest expenses and the realized gain on disposition of the remaining property and equipment of the Company.

      Because of carry-forward losses from previous years, the Company had no income tax provision in the first quarter of 2001 or 2000.

      Net earnings for the first quarter ended March 31, 2001 were $58,453 compared to net loss of $97,900 for the first quarter ended March 31, 2000. Basic earnings per share for the first quarter ended March 31, 2001 was $0.02 compared to basic loss per share of $.06 for the first quarter ended March 31, 2000. The loss per share for the first quarter ended March 31, 2000 is calculated after deducting the dividends due holders of the Series A Preferred Stock. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

      In April 1998, the Company secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility was secured by substantially all of the Company's assets and certain pledged assets from three investors. During the third quarter of 2000, the Company paid off and terminated the NCFC Credit Facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in August 2001. During the first quarter of 2001, the Company entered into a similar agreement with another investor for a loan totaling $105,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in April 2002.

      At March 31, 2001, the Company had an accumulated deficit of $15,539,002. For the quarter ended March 31, 2001, the Company's operating activities used $84,099 of cash, which was primarily attributable to the Company paying down accounts payable and accrued expenses. During the quarter ended March 31, 2001, the Company's investing activities provided $41,926 of cash. The increase in cash from investing activities was primarily attributable to the net proceeds received on the sale of the remaining property and equipment of the Company. During the quarter ended March 31, 2001, the Company had no cash flow impact from investing activities.

      The Company does not anticipate any major capital budget expenditures in 2001. In addition, the Company does not believe its operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations. Consequently, it is likely the Company will be required to raise additional funds from equity or debt financing or receive an extension on its loans. No assurance can be given that such additional financing will be available on terms acceptable to the Company, if at all.

      See "Factors that May Affect Future Results and Financial Condition - Dependence on External Financing" and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion."

ACCOUNTING MATTERS

      The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101 management does not believe it will have a material impact on the financial results of the Company.

      The FASB issued interpretation No. 44 "Accounting for Certain transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover events occuring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material adverse affect on the current and historical financial statements.

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

HISTORY OF PREVIOUS LOSSES; STOCKHOLDERS' DEFICIT; GOING CONCERN OPINION

      Cragar was incorporated in December 1992 and has incurred significant losses in each of its completed fiscal years through December 31, 1998. For the year ended December 31, 2000, Cragar reported net earnings of $1,075,029 and for the year ended December 31, 1999, Cragar reported net earnings of $54,678. As of March 31, 2001, Cragar had an accumulated deficit of $15,539,002 and total stockholders' deficit of $510,679. There can be no assurance that Cragar will be profitable in the future.

      As a result of Cragar's total stockholders' deficit and the uncertainty regarding Cragar's ability to meet its anticipated operating and working capital needs, the independent auditors' report on Cragar's 2000 financial statements has been qualified for a going concern.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

      As a result of Cragar's change in business strategy, Cragar's revenues and operating results will be substantially dependent on the efforts and success of its third party licensing partners. Because the amount of royalties payable to Cragar are determined by the net sales of those products by Cragar's licensing partners, Cragar's revenues will be subject to the abilities of its licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because the primary fiduciary obligations of Cragar's licensing partners are to their shareholders rather than Cragar's shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If any of Cragar's three licensing partners does not meet its obligation under its respective licensing agreement, Cragar's primary remedy is to terminate that license agreement, which may be an effective remedy only if Cragar can identify and secure other capable licensees of the affected products.

INABILITY TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF THIRD PARTY TERMINATES THE LICENSE AGREEMENT

      If any of the three licensing partners terminates its license agreement or Cragar terminates the license agreement for any reason, Cragar may be forced to incur the cost of manufacturing, marketing, selling and distributing the licensed products without the financial resources and distribution capabilities of its licensees. In the alternative, Cragar would be forced to possibly secure another licensee capable of manufacturing, marketing, selling, and distributing the licensed products on behalf of Cragar and paying any royalties based on the net sales of those products. There can be no assurance that Cragar would be able to meet these obligations in the event that one or more of the license agreements is terminated.

DEPENDENCE ON EXTERNAL FINANCING

      During the fiscal quarter ending September 30, 2000, the Company paid off a prior existing loan with loans provided by two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in August 2001. During the first quarter of 2001, the Company entered into a similar agreement with another investor for a loan totaling $105,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of the Company's assets and expires in April 2002. The Company anticipates that it will be required to raise additional funds through equity or debt financing. No assurance can be given, however, that additional financing will be available on terms acceptable to the Company, if at all.

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

      The Company has made a substantial investment in Wrenchead, Inc. There can be no assurance that the investment in Wrenchead will turn out to be profitable.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE

      The royalty structure negotiated by Cragar with two of its current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to Cragar as net sales increase above certain levels. The consequence of this structure is that Cragar's ability to realize the benefits of a substantial increase in sales with respect to any group of its licensed products sold by those licensing partners will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

      The completion of the sale and licensing of Cragar's One-Piece Cast Aluminum Wheel, Wrought Wheel and SOR Wheel businesses and any other related licensing arrangement Cragar may complete in the future represents a significant change in Cragar's business model. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in Cragar's revenues and operating and marketing costs. Cragar anticipates that the decrease in revenues and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by Cragar's licensing partners. As a result, Cragar only has one year of history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of Cragar's common stock may be adversely affected.

EXTENSION OF CRAGAR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL

      Cragar's new business strategy contemplates using the services of TRI to extend the CRAGAR brand names to new products developed by its licensees as well as to non-wheel related products within the automotive aftermarket industry. Cragar regards this extension of its brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenues. There can be no assurance, however, that either Cragar, TRI or its licensees will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on Cragar's financial results.

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

DEPENDENCE ON KEY CUSTOMERS; LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS

      A limited number of customers have historically accounted for a substantial portion of Cragar's revenues in each year. Given Cragar's change in business strategy, Cragar expects that its current licensing partners will account for an even greater percentage of its revenues in the future. The financial condition and success of its customers and Cragar's ability to obtain orders from new customers have been critical to Cragar's success and will be critical to the success of Cragar's licensing partners. For the year ended December 31, 2000, Cragar's ten largest customers accounted for approximately 100.0% of gross sales, since other than sales of excess inventory, gross sales were attributable to the lincensing agreements and the larger sale of excess inventory to PDK, Inc. As a result of its change in business strategy as described above, Cragar believes revenues will be dependent on royalties from sales of CRAGAR products by Weld, Carlisle and Performance. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

HIGHLY COMPETITIVE INDUSTRY

      The market for the Company's products is highly competitive. The Company historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. The Company anticipates that its licensing partners will compete on those same terms. The Company believes that Weld, Carlisle, and Performance have sufficient financial, operational, and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that the Company's licensing partners will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on the Company's licensing partners, possibly resulting in the reduction or elimination of royalty payments due to the Company.

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

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

      In furtherance of the Company's change in business strategy and sale of the Company's licensing rights in the Wrought Wheel, SOR Wheel and One-Piece Wheel businesses, the Company continues to consider alliances with other companies that could complement the Company's new business strategy, including other complementary automotive aftermarket product lines where the Company can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to the Company that would enable it to consummate such transactions. Furthermore, even if the Company completes one or more licensing agreements, there can be no assurance that the licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products.

      Moreover, any additional investment by the Company in Wrenchead or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt, which could adversely affect the Company's financial position. Alliances, whether licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns and the entrance of the Company into markets in which it has had no or only limited experience, both of which could have a material adverse effect on the Company.

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

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

      The Company's success will depend, in part, on the ability of its licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that the Company's licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by its licensing partners will achieve or maintain market acceptance. Any misjudgment by the Company's licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by the Company's licensing partners may have an adverse effect on the Company and its financial condition and results of operations.

REGULATORY COMPLIANCE

      The Company historically has been subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce the Company's products. The Company believes that it has been and is currently in material compliance with such regulations. Prior to November 1999, in the ordinary course of its business, the Company used metals, oils, and similar materials, which were stored on site. The waste created by use of these materials was transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on the Company.

      The Company is subject to regulation as a publicly traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of its Wrought Wheel, SOR Wheel and One-Piece businesses, which could be considered a sale of substantially all of its assets, in exchange for the receipt of a stream of royalty payments, the Company could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If the Company is considered to be an investment company under the 1940 Act, it would be required to register under that Act as an investment company. As a registered investment company, the Company would be subject to further regulatory oversight of the Division of Investment Management of the Commission, and its activities would be subject to substantial and costly regulation under the 1940 Act. While the Company does not believe that its activities will subject it to the 1940 Act and accordingly does not intend to register as an investment company under the Act, there can be no assurance that such registration would not be required in the future.

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

CONTROL BY EXISTING STOCKHOLDERS

      The directors, officers, and principal stockholders of the Company beneficially own approximately 42.5% of the Company's outstanding Common Stock. As a result, these persons have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company even when such a change of control would be in the best interest of the Company's other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

      The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, the Company issued 22,500 shares of its Series A Preferred Stock for approximately $2,250,000 in additional capital. During the quarter ended September 30, 2000, 11,500 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 456,393 shares of the Company's common stock. During the month ended January 30, 2001, an additional 11,000 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 615,585 shares of the Company's common stock. As of the month ended January 30, 2001 there was no longer any Series A Preferred Stock outstanding.

      Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that stockholders might consider to be in the Company's best interests. There can be no assurance that the Company will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

      Cragar's future success depends, in large part, on the efforts of Michael
L. Hartzmark, Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on the business of Cragar. While Dr. Hartzmark does not have an employment agreement with Cragar, Dr. Hartzmark and his family beneficially held, as of March 31, 2001, more than 16.6% of Cragar's common stock. The successful implementation of Cragar's business strategies will depend, for the most part, on qualified management and other personnel being hired by Cragar's licensing partners. In addition, the successful implementation of Cragar's brand extension strategy will depend, for the most part, on the qualified management and other personnel working at Trademarketing Resources, Inc. Cragar has no input in the hiring decisions being made by Cragar's licensing partners. Cragar does not maintain key man insurance on any of its personnel or consultants.

NO CASH DIVIDENDS

      Cragar has never paid cash dividends or stock dividends on its common stock and does not anticipate that it will pay cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance growth of Cragar's business and to reduce its debt.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.    LEGAL PROCEEDINGS

      Cragar is an unsecured creditor in the matter of in Re Super Shops, Inc., et al., Case No. LA 97-46094-ER, a bankruptcy action filed by Super Shops, Inc., previously Cragar's primary customer. Because Cragar is an unsecured creditor in this matter, the amount and timing of the recovery, if any, on its account receivable from Super Shops, Inc. is uncertain.

      Cragar has filed a complaint in the matter of Cragar Industries, Inc. versus Keystone Automotive Operations, Inc. ("Keystone") in the Superior Court of Arizona, County of Maricopa, Case No. CV99-21619, seeking to recover in excess of $290,000 in past due amounts for product purchased from CRAGAR by Keystone. As of April 9, 2001 the parties entered into a Settlement Agreement and Mutual Release.

      Cragar has filed a complaint in the matter of Cragar Industries, Inc. versus Titan Wheel International, Inc. and Titan International, Inc. ("Titan") in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $4,500,000, claiming breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to Cragar. The Company recently amended its complaint to include the charge of fraud by Titan.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the year ended December 31, 2000 and in January 2001, the holders of the Company's Series A Preferred Stock converted their 22,500 shares into 1,072,524 shares of Common Stock.

      In connection with the issuance of the Series A Preferred Stock, Cragar also granted warrants to the holders of the Series A Preferred Stock to acquire up to 333,333 shares of Cragar's Common Stock at an exercise price of $8.75 per share on or before January 23, 2001. In January 2001, all 333,333 of the warrants expired unexercised.

      In connection with a loan of $105,500 made by an investor of the Company, the Company issued to the investor a warrant to acquire up to 7,000 shares of Cragar's Common Stock at an exercise price of $2.125 per share on or before March 1, 2006.

      Each transaction described above was deemed exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act regarding transactions not involving any public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

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

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

           Exhibit No.            Description
           -----------            -----------

           3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with the State of Delaware on October 1, 1996*

           3.2              Amended and Restated Bylaws of the Registrant*

           10.1             Amendment to Sales Agreement**

           10.2 Form of Loan Agreement with Mark Schwartz (also pledge, warrant, etc.)***

           11               Schedule of Computation of Earnings per Share

           (b)   Reports on Form 8-K

                 None

----------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).

** Incorporated by reference to Company's Quarterly Report on Form 10QSB filed on August 14, 2000.

*** Incorporated by reference to Company's Annual Report on Form 10KSB filed on April 2, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CRAGAR INDUSTRIES, INC.


Dated:  May 14, 2001                        By: /s/ Michael L. Hartzmark
        -------------                         --------------------------
                                              Michael L. Hartzmark
                                              Chairman, CEO and Treasurer

Dated:  May 14, 2001                        By: /s/ Richard P. Franke
        -------------                         --------------------------
                                              Richard P. Franke
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)