Form 10QSB
period 2001-06-30
CRAGAR INDUSTRIES INC /DE
filed 2001-08-14
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2001


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


       7373 NORTH SCOTTSDALE ROAD, SUITE B-274, SCOTTSDALE, ARIZONA 85253
                    (Address of principal executive offices)

                                 (480) 596-6483
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Number of shares of common stock, $.01 par value, outstanding as of June 30, 2001: 3,691,029.

         Transitional small business disclosure format. Yes [ ] No [X]

================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                       June 30, 2001 and December 31, 2000

                                                       June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                     (unaudited)
                                     ASSETS
Current Assets
        Cash and cash equivalents                   $    110,406  $     68,300
        Accounts receivable, net of allowance for
            doubtful accounts of $15,000
            and  $25,000                                       -       294,641
        Non-trade receivables                            125,611       117,684
        Investments                                    1,307,519     1,307,519
        Prepaid expenses                                 139,829         2,500
                                                    ------------  ------------
               Total current assets                    1,683,365     1,790,644

Property and equipment, net                                    -        41,926

Other Assets                                              36,304        57,624
                                                    ------------  ------------

Total Assets                                        $  1,719,669  $ 1,890,194
                                                    ============  ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable                            $    376,802  $    440,882
        Line of credit                                 1,305,500     1,200,000
        Accrued interest                                  11,590         9,730
        Accrued expenses                                 394,844       703,215
                                                    ------------  ------------
               Total current liabilities               2,088,736     2,353,827

Line of Credit                                                 -
Long Term Debt                                                 -       105,500
                                                    ------------  ------------

Total Liabilities                                      2,088,736     2,459,327
                                                    ------------  ------------
Stockholders' Deficit
        Preferred stock, par value $ .01;
               authorized 200,000 shares 0 and
               11,000 shares respectively issued
               and outstanding                                 -           110
        Additional paid-in capital - preferred                 -     1,093,515
        Common stock, par value $ .01; authorized
               10,000,000 shares 3,685,196 and
               3,016,716 shares respectively
               issued and outstanding                     36,910        30,167
        Additional paid-in capital - common           15,359,721    13,904,530
        Accumulated deficit                          (15,765,698)  (15,597,455)
                                                    ------------  ------------
               Total stockholders' deficit              (489,066)     (569,133)
                                                    ------------  ------------

Total Liabilities and Stockholders' Deficit          $ 1,719,669   $ 1,890,194
                                                    ============  ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
                                                    --------------------------  --------------------------
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
Net Sales                                           $          -  $    229,186  $          -  $    545,537
Royalty revenues                                         114,960       136,582       246,379       279,509
                                                    ------------  ------------  ------------  ------------
     Total revenues                                      114,960       365,768       246,379       825,046

Cost of goods sold                                             -       294,171             -       626,222
                                                    ------------  ------------  ------------  ------------

     Gross profit                                        114,960        71,597       246,379       198,824

Selling, general and administrative expenses              81,466       284,069       179,016       471,773
                                                    ------------  ------------  ------------  ------------

     Income (loss) from operations                        33,494      (212,472)       67,363      (272,949)
                                                    ------------  ------------  ------------  ------------

Non-operating income (expenses), net
   Interest expense                                      (35,673)      (57,466)      (74,823)     (121,445)
   Other                                                  23,792     1,889,227        87,526     1,915,783
                                                    ------------  ------------  ------------  ------------
     Total non-operating income (expenses), net          (11,881)    1,831,761        12,703     1,794,338
                                                    ------------  ------------  ------------  ------------

Net earnings before income taxes                          21,613     1,619,289        80,066     1,521,389

Income taxes                                                  -             -             -             -
                                                    ------------  ------------  ------------  ------------

Net earnings                                        $     21,613  $  1,619,289  $     80,066  $  1,521,389
                                                    ============  ============  ============  ============

Basic earnings per share
   Net earnings                                     $       0.01  $       0.51  $       0.02  $       0.47
                                                    ============  ============  ============  ============

Weighted average shares outstanding                    3,633,422     2,456,990     3,612,744     2,456,990
                                                    ============  ============  ============  ============

Diluted earnings per share
   Net earnings                                     $       0.00  $       0.24  $       0.01  $       0.23
                                                    ======================================================

Weighted average shares outstanding                    5,450,476    5,095,721      5,435,567     5,095,721
                                                    ======================================================

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2001          2000
                                                                                ------------  ------------
Cash flows from operating activities
        Net earnings                                                            $     80,066  $  1,521,389
        Adjustments to reconcile net earnings to net cash
               provided by (used in) operating activities:
        Provision for (write-off of) doubtful accounts                                     -       (16,741)
        Reduction in (increase in) provision for obsolete
               and slow moving inventory                                                   -    (1,085,368)
        Issuance of common stock for service                                         120,000             -
        Depreciation and amortization of property and equipment                            -        35,500
        Gain on sale of property and equipment                                             -      (100,438)
        Gain on sale economic rights to certain investment assets                          -    (1,824,073)
        Increase (decrease) in cash resulting from changes in:
               Accounts receivable                                                   294,641       786,856
               Inventory                                                                   -     1,575,795
               Non-trade receivables                                                  (7,927)            -
               Prepaid expenses                                                     (137,329)      (77,469)
               Other assets                                                           21,320             -
               Accounts payable and accrued expenses                                (372,450)     (320,508)
               Accrued interest                                                        1,860        (4,364)
                                                                                ------------  ------------
                     Net cash provided by (used in) operating activities                 180       490,579
                                                                                ------------  ------------
Cash flows from investing activities
        Purchases in investments                                                           -    (2,133,975)
        Dispositions of property and equipment                                        41,926         2,580
        Dispositions of economic rights to certain investment assets                       -     2,742,980
                                                                                ------------  ------------
                     Net cash provided by (used in) investing activities              41,926       611,585
                                                                                ------------  ------------
Cash flows from financing activities
        Net borrowings (repayments) on bank line of credit                                 -      (867,907)
        Proceeds from long-term debt                                                       -             -
        Repayments of long-term debt                                                       -             -
                                                                                ------------  ------------
                     Net cash provided by (used in) financing activities                   -      (867,907)
                                                                                ------------  ------------

                     Net increase (decrease) in cash and cash equivalents             42,106       234,257

Cash and cash equivalents at beginning of period                                      68,300         1,387
                                                                                ------------  ------------

Cash and cash equivalents at end of period                                      $    110,406  $    235,644
                                                                                ============  ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                  $     72,963  $    125,809
                                                                                ============  ============
        Issuance of common stock for service                                    $    120,000  $          -
                                                                                ============  ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

1.       Summary of Significant Accounting Policies
         Basis of Presentation:

         The interim financial data as of and for the three months and six months ended June 30, 2001 and 2000 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

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

         On May 14, 2001, the Company granted options to each of Marc Dworkin, Donald McIntyre, Michael Miller and Mark Schwartz, members of the Board of Directors of the Company, to purchase 4,000 shares of common stock at an exercise price of $2.25 per share, which was the fair market value on the date of grant. One-half of this grant was based on a resolution passed on May 21, 1999 by the Board of Directors of the Company whereby, it was agreed that, in lieu of cash payments for director fees, directors would each be granted options to purchase 2,000 shares of the Company's common stock for each board meeting, at an exercise price equal to the closing price of the underlying common stock on the date of grant. The other one-half of the grant, or additional 2,000 shares of the Company's common stock, is based on the Non-Employee Option Plan, which provides for annual grants to directors of options to purchase 2,000 shares of the Company's common stock upon their election to the Board of Directors.


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

INTRODUCTION

         From Cragar's inception in December 1992 through the first nine months of 1999, we designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. We sold our wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies.

         In connection with a reassessment of our business strategy, we considered combinations and strategic alliances with other companies that could complement Cragar's existing business, including outsourcing our manufacturing and sales operations. In furtherance of this business strategy, in September 1999, we entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc. ("Weld") to manufacture, sell, and distribute our line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to our Wrought Wheel Business. Cragar and Weld completed this transaction in October 1999.

         In October 1999, we entered into a similar transaction with Carlisle Tire and Wheel Co. ("Carlisle"), pursuant to which we granted an exclusive worldwide license to Carlisle to manufacture, sell, and distribute our line wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to our SOR Wheel Business. Cragar and Carlisle completed this transaction in December 1999.

         In September 2000, we entered into and completed a similar transaction with Performance Wheel Outlet, Inc. ("Performance") to manufacture, sell, and distribute our line of one-piece cast aluminum wheels ("One-Piece Business") in exchange for a royalty based on sales of the licensed products.

         As a consequence of the transactions with Performance, Weld, and Carlisle, we no longer engage in the manufacture, marketing, sale, or distribution of any products related to our One-Piece Wheel Business, Wrought Wheel Business and SOR Wheel Business, which together generated approximately 100% of our revenues in 2000. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased our revenues and related operating and marketing costs.

         We intend to rely on Performance's, Weld's, and Carlisle's greater financial, operational, and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenues in the form of quarterly royalty payments. In addition, we are entitled to royalties based on the net sales of any new products developed by Carlisle related to the SOR Wheel Business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. We are also entitled to receive royalties based on net sales of any new products developed by Weld related to the Wrought Wheel Business under the CRAGAR brand name, including motorcycle wheels, two-piece aluminum wheels, and new types of race wheels. Because our licensing partners' primary fiduciary obligation is to their shareholders rather than our shareholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See "Factors That May Affect Future Results and Financial Conditions - Dependence on Third Parties to Generate Royalties."

         As part of our new business strategy, we also intend to pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including but not limited to aftermarket performance automotive products. Effective April 1, 2001 we entered into a Licensing Representation Agreement with Trademarketing Resources, Inc. ("TRI"). TRI will act as our exclusive agent for the purpose of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Street Pro(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R). In addition, TRI will act as our exclusive agent with respect to advertising and promoting all products, services, and premiums in all media.

RECENT DEVELOPMENTS

         In January 2001, the holders of our Series A Preferred Stock converted their 11,000 shares and accrued dividends into 616,131 shares of Common Stock.. As a result, we no longer have shares of Series A Preferred Stock outstanding.

         Effective April 1, 2001, we retained the services of Trademarketing Resources, Inc. ("TRI") a Licensing Agent. TRI will act as our exclusive agent for the purpose of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR(R), CRAGAR Lite(R), Keystone(R) Klassic(R), S/S(R), Street Pro(R), Star Wire(TM), CRAGAR XLS(TM), TRU=CRUISER(TM), and TRU=SPOKE(R). According to the Licensing Representation Agreement, TRI will act as our exclusive agent to develop a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. Once we approve the marketing strategy, then TRI will implement the strategy. TRI will also oversee and coordinate the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who will be providing us services directly under the TRI agreement. They will receive an additional 58, 182 shares of Cragar common stock on April 2, 2002. There can be no assurance that we, through TRI, will be successful developing or implementing such a marketing strategy or that any sales of products utilizing our intellectual property, including the CRAGAR brand name and, related royalties, will be material. In addition, TRI will act as our exclusive agent with respect to coordinating advertising and promotion all of our products, services, and premiums across all media.

         As of April 9, 2001 we entered into a Settlement Agreement and Mutual Release with Keystone Automotive Operations, Inc. ("Keystone") related to the complaint in the matter of Cragar Industries, Inc. versus Keystone Automotive Operations, Inc. ("Keystone") in the Superior Court of Arizona, County of Maricopa, Case No. CV99-21619. As part of the Settlement Agreement and Mutual Release, we entered into a Trademark License Agreement with Keystone that granted us the exclusive right to use the Keystone(R) Klassic(R) trademark for the manufacturing, sale, and marketing of Keystone Klassic automotive wheels. Keystone retains the ownership of the trademark.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of total revenues for the three-month and six-month periods ended June 30, 2001 and 2000:

                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                             ---------------------------             ---------------------------
                                                2001             2000                   2001             2000
                                             ----------       ----------             ----------       ----------
     Total revenues                            100.0%           100.0%                 100.0%           100.0%
     Cost of goods sold                          -               80.4                    -               75.9
                                             ----------       ----------             ----------       ----------


     Gross profit                              100.0             19.6                  100.0             24.1
     SG&A                                       70.9             77.7                   72.7             57.2
                                             ----------       ----------             ----------       ----------
     Income (loss) from operations              29.1            (58.1)                  27.3            (33.1)

     Non-operating income (expense), net       (10.3)           500.8                    5.2            217.5
     Income taxes                                -                -                      -                -
                                             ----------       ----------             ----------       ----------
     Net earnings (loss)                        18.8%           442.7%                  32.5%           184.4%
                                             ==========       ==========             ==========       ==========

COMPARISON OF QUARTER ENDED JUNE 30, 2001 AND QUARTER ENDED JUNE 30, 2000

         The comparison of our financial results for the fiscal quarter ended June 30, 2001 and 2000 set forth below has been significantly affected by significant change in our business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from our licensing partners as our primary source of revenue, we have experienced a dramatic reduction in revenues and related costs and expenses between the periods.

         Total revenues consist of gross sales less discounts, returns, and allowances plus royalties on sale of licensed products. Total revenues for the quarter ended June 30, 2001 were $114,960 compared to $365,768 during the quarter ended June 30, 2000, representing a 68.6% decrease in sales. Total revenues for the quarter ended June 30, 2001, consisted solely of royalty income derived from Carlisle and Weld. The decrease was primarily attributable to our having completely sold off all our remaining inventory during 2000 and having no similar product sales during the same period in 2001.

         Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Gross profit for the quarter ended June 30, 2001 was $114,960 compared to $71,597 for the quarter ended June 30, 2000. This increase was attributable to the fact that there were no product sales during the quarter ended June 30, 2001.

         Selling, general, and administrative ("SG&A") expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, accounting and legal expenses, and general overhead. These expenses for the quarter ended June 30, 2001 were $81,466 compared to $284,069 for the quarter ended June 30, 2000, a 71.3% decrease. This decrease was due primarily to the completion of our change in business strategy in 2000 and the resulting elimination of a substantial portion of our SG&A expenses.

         Non-operating income, net, for the second quarter of 2001 was $(11,881) compared to net non-operating income of $1,831,761 for the second quarter of 2000. This decrease of $1,843,642, was primarily attributable to the gain realized in the second quarter of 2000 on the sale of the economic rights to 180,333 shares of Wrenchead common stock.

         Because of carry-forward losses from previous years, we had no income tax provision in the second quarter of 2001 or 2000.

         Net earnings for the quarter ended June 30, 2001 were $21,613 compared to net earnings of $1,619,289 for the quarter ended June 30, 2000. Basic earnings per share for the quarter ended June 30, 2001 was $0.01 compared to basic earnings per share of $0.51 for the quarter ended June 30, 2000. Diluted earnings per share for the quarter ended June 30, 2001 was $0.00 compared to diluted earnings per share of $0.24 for the quarter ended June 30, 2000. See
Exhibit 11 to this Quarterly Report on Form 10-QSB.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

         The comparison of our financial results for the six months ended June 30, 2001 and 2000 set forth below has been significantly affected by significant change in our business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from our licensing partners as our primary source of revenue, we experienced a dramatic reduction in revenues and related costs and expenses between the periods.

         Total revenues consist of gross sales less discounts, returns, and allowances plus royalties on the sale of licensed products. Total revenues for the six months ended June 30, 2001 were $246,379 compared to $825,046 during the six months ended June 30, 2000, representing a 70.1% decrease in sales. Total revenues for the six months ended June 30, 2001, consisted solely of royalty income derived from Carlisle and Weld. The decrease was primarily attributable to our having completely sold off all our remaining inventory during 2000 and having no similar product sales during the same period in 2001.

         Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Gross profit for the six months ended June 30, 2001 was $246,379 compared to $198,824 for the six months ended June 30, 2000. This increase was attributable to the fact that there were no product sales during the six months ended June 30, 2001.

         Selling, general, and administrative ("SG&A") expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, accounting and legal expenses, and general overhead. These expenses for the six months ended June 30, 2001 were $179,016 compared to $471,773 for the six months ended June 30, 2000, a 62.1% decrease. This decrease was due primarily to the completion of our change in business strategy in 2000 and the resulting elimination of a substantial portion of our SG&A expenses.

         Non-operating income, net, for the six months ended June 30, 2001 was $12,703 compared to net non-operating income of $1,794,338 for the six months ended June 30, 2000. This decrease of $1,781,635, was primarily attributable to the gain realized in second quarter of 2000 on the sale of the economic rights to 180,333 shares of Wrenchead common stock.

         Because of carry-forward losses from previous years, we had no income tax provision in the six months ended June 30 of 2001 or 2000.

         Net earnings for the six months ended June 30, 2001 were $80,066 compared to net earnings of $1,521,389 for the six months ended June 30, 2000. Basic earnings per share for the six months ended June 30, 2001 was $0.02 compared to basic earnings per share of $0.47 for the six months ended June 30, 2000. Diluted earnings per share for the quarter ended June 30, 2001, was $0.01 compared to diluted earnings per share of $0.23 for the quarter ended June 30, 2000. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1998, we secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of 2000, we paid off and terminated the NCFC Credit Facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in August 2001. During the first quarter of 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2002.

         At June 30, 2001, we had an accumulated deficit of $15,765,698. For the quarter ended June 30, 2001, our operating activities provided $181 of cash, which was primarily attributable to our collection of our outstanding accounts receivable offset by payments on accounts payable and accrued expenses. During the quarter ended June 30, 2001, our investing activities provided $41,925 of cash. The increase in cash from investing activities was primarily attributable to the net proceeds received on the sale of our remaining property and equipment.

         We do not anticipate any major capital budget expenditures in 2001. In addition, we do not believe our operating activities will generate sufficient cash flow to meet our operating cash flow requirements and other current obligations. Consequently, it is likely we will be required to raise additional funds from equity or debt financing or receive an extension on its loans. No assurance can be given that such additional financing will be available on terms acceptable to us, if at all.

         See "Factors that May Affect Future Results and Financial Condition - Dependence on External Financing" and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion."

ACCOUNTING MATTERS

         The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, we do not believe it will have a material impact on our financial results.

         The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. We believe the adoption of FIN 44 has not had a material adverse affect on our current and historical financial statements.

PENDING ACCOUNTING PRONOUNCEMENTS

         In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The Pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

SEASONALITY

         Historically, we have experienced higher revenue in the first two quarters of the year than in the latter half of the year. We believe that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers having added liquidity from income tax refunds during the first half of the year. We expect this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by our licensing partners.

INFLATION

         Increases in inflation generally result in higher interest rates. Higher interest rates on our borrowings would decrease our profitability. To date, general price inflation has not had a significant impact on our operations; however, increases in inflation may have an adverse effect on net sales of CRAGAR products by our licensing partners which would result in our receiving lower royalty payments. See "Factors that May Affect Future Results and Financial Condition - Dependence on External Financing" and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion."

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Our future operating results and financial condition are dependent upon, among other things, our ability to implement our new business strategy. Potential risks and uncertainties that could affect our profitability are set forth below.

HISTORY OF PREVIOUS LOSSES; STOCKHOLDERS' DEFICIT; GOING CONCERN OPINION

         We were incorporated in December 1992 and have incurred significant losses in each of our completed fiscal years through December 31, 1998. For the year ended December 31, 2000, we reported net earnings of $1,075,029 and for the year ended December 31, 1999, we reported net earnings of $54,678. For the six-months ended June 30, 2001 we reported net earnings of $80,066. As of December 31, 2000, we had an accumulated deficit of $15,315,524 and a total stockholders' deficit of $569,133. There can be no assurance that we will be profitable in the future.

         As a result of our total stockholders' deficit and the uncertainty regarding our ability to meet our anticipated operating and working capital needs, the independent auditors' report on the Company's 2000 financial statements has been qualified for a going concern.

DEPENDENCE ON THIRD PARTIES TO GENERATE ROYALTIES

         As a result of our change in business strategy, our revenues and operating results will be substantially dependent on the efforts and success of our third party licensing partners. Because the amount of royalties payable to us are determined by the net sales of those products by our licensing partners, our revenues will be subject to the abilities of our licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to our customers. In addition, because the primary fiduciary obligations of our licensing partners are to their shareholders rather than our shareholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If any of our licensing partners does not meet its obligation under its respective licensing agreement, our primary remedy is to terminate that license agreement, which may be an effective remedy only if we can identify and secure other capable licensees of the affected products.

INABILITY TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF THIRD PARTY TERMINATES THE LICENSE AGREEMENT

         If any of our licensing partners terminates its license agreement or we terminate the license agreement for any reason, we may be forced to incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees. In the alternative, we would be forced to possibly secure another licensee capable of manufacturing, marketing, selling, and distributing the licensed products on behalf of us and paying any royalties based on the net sales of those products. There can be no assurance that we would be able to meet these obligations in the event that one or more of the license agreements is terminated.

DEPENDENCE ON EXTERNAL FINANCING

         During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in August 2001. We anticipate that we will be required to extend the loans or raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE

         We have made a substantial investment in Wrenchead, Inc. There can be no assurance that the investment in Wrenchead will turn out to be profitable.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE

         The royalty structure negotiated by us with two of our current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to us as net sales increase above certain levels. The consequence of this structure is that our ability to realize the benefits of a substantial increase in sales with respect to any group of our licensed products sold by those licensing partners will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE PRICE OF COMMON STOCK

         The completion of the sale and licensing of our one-piece cast aluminum wheels and related accessories ("One-Piece Wheel Business"), our wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business"), our line of wheels with steel outer rims and related accessories ("SOR Wheel Business") and any other related licensing arrangement we may complete in the future represents a significant change in our business model. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in our revenues and operating and marketing costs. We anticipate that the decrease in revenues and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by our licensing partners. As a result, we only have one year of history of financial results upon which shareholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenues expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of our common stock may be adversely affected.

EXTENSION OF CRAGAR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL

         Our new business strategy contemplates using the services of Trademarketing Resources, Inc. ("TRI") to extend the CRAGAR brand names to new products developed by our licensees as well as to non-wheel related products within the automotive aftermarket industry. We regard this extension of our brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenues. There can be no assurance, however, that TRI, our licensees, or we will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO OUR SHAREHOLDERS

         Any royalty payments made to us pursuant to the licensing agreements initially will be used by us to increase our working capital and reduce our debt. We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. As a result, shareholders should not anticipate that they will receive any distribution of the royalties generated by our licensing transactions.

DEPENDENCE ON KEY CUSTOMERS; LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS

         A limited number of customers have historically accounted for a substantial portion of our revenues in each year. Given our change in business strategy, we expect that our current licensing partners will account for an even greater percentage of our revenues in the future. The financial condition and success of our customers and our ability to obtain orders from new customers have been critical to our success and will be critical to the success of our licensing partners. For the year ended December 31, 2000, our 10 largest customers accounted for approximately 100% of gross sales, since other than sales of excess inventory, gross sales were attributable to the licensing agreements and the larger sale of excess inventory to PDK, Inc. For the year ended December 31, 1999, our 10 largest customers accounted for approximately 65.2% of gross sales (excluding sales in the amount of $1,676,948, recorded as part of the sales of assets to Weld Racing, Inc., a Missouri Corporation ("Weld") and Carlisle Tire and Wheel Company, a Delaware Corporation and a wholly owned subsidiary of the Carlisle Companies, Inc. ("Carlisle")) with J.H. Heafner Company, Inc. accounting for 22.7% of gross sales, Buckeye Sales, Inc. accounting for 8.2% and Autosales, Incorporated accounting for 7.9% of gross sales. The sales recorded as part of the sales of assets to Weld and Carlisle represented 11.9% of the aggregate gross sales (gross sales including sales recorded as a part of the sales of assets to Weld and Carlisle). As a result of our change in business strategy as described above, we believe an increasing percentage of revenues will be dependent on royalties from sales of CRAGAR products by our licensing partners. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

HIGHLY COMPETITIVE INDUSTRY

         The market for our products is highly competitive. We historically competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. We anticipate that our licensing partners will compete on those same terms. We believe that Weld, Carlisle, and Performance have sufficient financial, operational, and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that our licensing partners will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on our licensing partners, possibly resulting in the reduction or elimination of royalty payments due to us.

GENERAL ECONOMIC FACTORS

         The automotive aftermarket is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing our products, fluctuations in discretionary consumer spending, and general economic conditions, including employment levels, business conditions, interest rates, and tax rates. While we believe that current economic conditions favor stability in the markets in which our products are sold, various factors, including those listed above, could lead to decreased sales and increased operating expenses. There can be no assurance that various factors will not adversely affect our licensing partners' businesses in the future, causing a decrease in royalty payments due us, or prevent us from successfully implementing our business strategies.

NO ASSURANCE OF ADDITIONAL SUCCESSFUL ALLIANCES

         In furtherance of our change in business strategy and sale of our licensing rights in the Wrought Wheel, SOR Wheel and One-Piece Wheel businesses, we continue to consider alliances with other companies that could complement our new business strategy, including other complementary automotive aftermarket product lines where we can capitalize on the CRAGAR brand name. There can be no assurance that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to us that would enable us to consummate such transactions. Furthermore, even if we complete one or more licensing agreements, there can be no assurance that our licensing partners will be successful in manufacturing, marketing, selling and distributing the licensed products.

         Moreover, any additional investment by us in Wrenchead or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt, which could adversely affect our financial position. Alliances, whether licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of our management from other business concerns and our entrance into markets in which we have had no or only limited experience, both of which could have a material adverse effect on us.

VARIABILITY IN OPERATING RESULTS; SEASONALITY

         Our results of operations have historically been subject to substantial variations as a result of a number of factors. In particular, our operating results have varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which we participate. Historically, our net sales have been highest in the first and second quarters of each year. Significant variability in orders during any period has had an impact on our cash flow or workflow. We believe that any period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. We expect that our licensing partners will be subject to the same variations and industry seasonality as we have experienced in the past. These variations may cause fluctuations in the sales of CRAGAR branded products thereby causing fluctuations in the royalties due us.

CHANGING CUSTOMER TRENDS; NEED FOR PRODUCT DEVELOPMENT

         Our success will depend, in part, on the ability of our licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. There can be no assurance that our licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by our licensing partners will achieve or maintain market acceptance. Any misjudgment by our licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by our licensing partners may have an adverse effect on us and our financial condition and results of operations.

REGULATORY COMPLIANCE

         We historically have been subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce our products. We believe that we have been and are currently in material compliance with such regulations. Prior to November 1999, in the ordinary course of our business, we used metals, oils, and similar materials, which were stored on site. The waste created by use of these materials was transported off-site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, there can be no assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

         We are subject to regulation as a publicly traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of our Wrought Wheel, SOR Wheel and One-Piece businesses, which could be considered a sale of substantially all of our assets, in exchange for the receipt of a stream of royalty payments, we could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If we are considered to be an investment company under the 1940 Act, we would be required to register under that Act as an investment company. As a registered investment company, we would be subject to further regulatory oversight of the Division of Investment Management of the Commission, and our activities would be subject to substantial and costly regulation under the 1940 Act. While we do not believe that our activities will subject us to the 1940 Act and accordingly do not intend to register as an investment company under the Act, there can be no assurance that such registration would not be required in the future.

RELIANCE ON INTELLECTUAL PROPERTY

         We own the rights to certain trademarks and patents, rely on trade secrets and proprietary information, technology, and know-how, and seeks to protect this information through agreements with former employees and vendors. There can be no assurance that our patents will preclude our competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, former employees, and others will not be breached, that our patents will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors.

CONTROL BY EXISTING STOCKHOLDERS

         Our directors, officers, and principal stockholders beneficially own approximately 42.5% of our outstanding common stock. As a result, these persons have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting the sale or merger of our company, and changing our dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of our company even when such a change of control would be in the best interest of our other stockholders.

EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK

         Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. In the first quarter of 1998, for example, we issued 22,500 shares of Series A Preferred Stock for approximately $2,250,000 in additional capital. During the quarter ended September 30, 2000, 11,500 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 456,393 shares of our common stock. During the month ended January 30, 2001, an additional 11,000 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 615,585 shares of common stock. As of the month ended January 30, 2001 there was no longer any Series A Preferred Stock outstanding.

         Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company that stockholders might consider to be in our company's best interests. There can be no assurance that we will not issue additional shares of preferred stock in the future.

DEPENDENCE ON KEY PERSONNEL

         Our future success depends, in large part, on the efforts of Michael L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held, as of June 30, 2001, more than 16.6% of our common stock. The successful implementation of our business strategies will depend, for the most part, on qualified management and other personnel being hired by our licensing partners. In addition, the successful implementation of our brand extension strategy will depend, for the most part, on the qualified management and other personnel working at Trademarketing Resources, Inc. We have no input in the hiring decisions being made by our licensing partners. We do not maintain key man insurance on any of our personnel or consultants.

NO CASH DIVIDENDS

         We have never paid cash dividends or stock dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance growth of our business and to reduce our debt.

                           PART II - OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who will be providing us consulting services directly under the TRI agreement. They will receive an additional 58, 182 shares of Cragar common stock on April 2, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 14, 2001. The shareholders elected the following persons to serve for one-year terms as directors of the Company (with votes cast for, against, or withheld):

                                 Votes For      Votes Against     Votes Withheld
                                 ---------      -------------     --------------
Election of Directors
   Michael L. Hartzmark          2,842,712            0                 0
   Marc Dworkin                  2,842,712            0                 0
   Mark Schwartz                 2,842,712            0                 0
   Donald E. McIntyre            2,842,712            0                 0
   Michael Miller                2,842,712            0                 0


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit No.  Description
         -----------  -----------

           3.1        Second Amended and Restated Certificate of
                      Incorporation of the Registrant filed with the State
                      of Delaware on October 1, 1996*
           3.2        Amended and Restated Bylaws of the Registrant*
          10.1        Amendment to Sales Agreement**
          10.2        Form of Loan Agreement with Mark Schwartz (also pledge,
                      warrant, etc.)***
          10.3        Form of Restricted Stock Agreement with Trademarketing
                      Resources, Inc.****
          10.4        Licensing Representation Agreement with Trademarketing
                      Resources, Inc.*****
          11          Schedule of Computation of Earnings per Share



         (b)  Reports on Form 8-K

              None

------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).
** Incorporated by reference to Company's Quarterly Report on Form 10QSB filed on August 14, 2000.
*** Incorporated by reference to Company's Annual Report on Form 10KSB filed on April 2, 2001.
**** Incorporated by reference to Company's Registration Statement on Form S-8 filed on May 22, 2001.
***** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CRAGAR INDUSTRIES, INC.


Dated:  August 15, 2001                         By:/s/ Michael L. Hartzmark
        ------------------                        --------------------------
                                                   Michael L. Hartzmark
                                                   Chairman, CEO and Treasurer

Dated:  August 15, 2001                         By:/s/ Richard P. Franke
       -------------------                        --------------------------
                                                   Richard P. Franke
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)