Form 10QSB
period 2001-09-30
CRAGAR INDUSTRIES INC /DE
filed 2001-11-14
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001


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


                 4620 EAST ARCADIA LANE, PHOENIX, ARIZONA 85018
                 ----------------------------------------------
                    (Address of principal executive offices)

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

          Number of shares of common stock, $.01 par value, outstanding as of September 30, 2001: 3,699,429.

          Transitional small business disclosure format. Yes [ ] No [X]
================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000

                                                    September 30,  December 31,
                                                        2001           2000
                                                    ------------   ------------
                                                     (unaudited)
      ASSETS

Current Assets
        Cash and cash equivalents                   $    136,821   $     68,300
        Accounts receivable, net of allowance for
            doubtful accounts of $-0- and  $25,000              -       294,641
        Non-trade receivables                             92,560        117,684
        Investments                                    1,307,519      1,307,519
        Prepaid expenses                                 130,344          2,500
                                                    ------------   ------------
               Total current assets                    1,667,244      1,790,644

Property and equipment, net                                    -         41,926

Other Assets                                              36,304         57,624
                                                    ------------   ------------

Total Assets                                        $  1,703,548   $  1,890,194
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable                            $    426,001   $    440,882
        Line of credit                                 1,305,500      1,200,000
        Accrued interest                                  10,491          9,730
        Accrued expenses                                 402,414        703,215
                                                    ------------   ------------
               Total current liabilities               2,144,406      2,353,827

Long Term Debt                                                 -        105,500
                                                    ------------   ------------

Total Liabilities                                      2,144,406      2,459,327
                                                    ------------   ------------

Stockholders' Deficit
   Preferred stock, par value $ .01; authorized
      200,000 shares 0 and 11,000 shares
      respectively issued and outstanding                      -            110
   Additional paid-in capital - preferred                      -      1,093,515
   Common stock, par value $ .01; authorized
      10,000,000 shares 3,699,429 and 3,016,716
      shares respectively  issued and outstanding         36,994         30,167
   Additional paid-in capital - common                15,399,958     13,904,530
   Accumulated deficit                               (15,877,810)   (15,597,455)
                                                    ------------   ------------
          Total stockholders' deficit                   (440,858)      (569,133)
                                                    ------------   ------------

Total Liabilities and Stockholders' Deficit         $  1,703,548   $  1,890,194
                                                    ============   ============

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ------------   ------------   ------------   ------------
Net Sales                                           $      6,000   $     10,242   $      6,000   $    586,393
Royalty revenues                                          92,560         85,744        338,939        365,253
                                                    ------------   ------------   ------------   ------------
        Total revenues                                    98,560         95,986        344,939        951,646

Cost of goods sold                                             -         37,512              -        624,078
                                                    ------------   ------------   ------------   ------------

        Gross profit                                      98,560         58,474        344,939        327,568

Selling, general and administrative expenses             166,512         21,706        346,109        556,075
                                                    ------------   ------------   ------------   ------------

        Income (loss) from operations                    (67,952)        36,768         (1,170)      (228,507)
                                                    ------------   ------------   ------------   ------------

Non-operating income (expenses), net
        Interest expense                                 (64,664)       (29,234)      (139,488)      (150,679)
        Other                                             20,504          3,474        108,031      1,913,158
                                                    ------------   ------------   ------------   ------------
        Total non-operating income (expenses), net       (44,160)       (25,760)       (31,457)     1,762,479
                                                    ------------   ------------   ------------   ------------


Net earnings (loss) before income taxes                 (112,112)        11,008        (32,627)     1,533,972

Income taxes                                                   -              -              -              -
                                                    ------------   ------------   ------------   ------------

Net earnings (loss)                                 $   (112,112)  $     11,008   $    (32,627)  $  1,533,972
                                                    ============   ============   ============   ============

Basic earnings (loss) per share                     $      (0.03)  $      (0.00)  $      (0.01)  $       0.51
                                                    ============   ============   ============   ============

Weighted average shares outstanding                    3,695,868      3,010,883      3,627,236      2,641,621
                                                    ============   ============   ============   ============

Diluted earnings (loss) per share                   $      (0.03)  $      (0.00)  $      (0.01)  $       0.30
                                                    ============   ============   ============   ============

Weighted average shares outstanding                    3,695,868      3,010,883      3,627,236      4,484,329
                                                    ============   ============   ============   ============

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from operating activities
        Net earnings (loss)                                        $    (32,627)  $  1,533,972
        Adjustments to reconcile net earnings (loss) to net cash
            provided by (used in) operating activities:
        Provision for (write-off of) doubtful accounts                        -        (14,860)
        Reduction in (increase in) provision for obsolete
            and slow moving inventory                                         -     (1,392,430)
        Warrants issued for financing costs                              31,920              -
        Depreciation and amortization of property and equipment               -         30,000
        Gain on sale of property and equipment                                -         78,971
        Gain on sale economic rights to certain investment assets             -     (1,834,188)
        Increase (decrease) in cash resulting from changes in:
            Accounts receivable                                         294,641      1,006,771
            Inventory                                                         -      1,933,006
            Non-trade receivables                                        25,124              -
            Prepaid expenses                                           (127,844)       (37,281)
            Other assets                                                 21,320              -
            Accounts payable and accrued expenses                      (315,682)      (747,170)
            Accrued interest                                                761        (35,980)
                                                                   ------------   ------------
              Net cash provided by (used in) operating activities      (102,387)       520,811
                                                                   ------------   ------------

Cash flows from investing activities
        Purchases in investments                                              -     (1,979,600)
        Dispositions of property and equipment                           41,926              -
        Dispositions of economic rights to certain
            investment assets                                                 -      2,620,000
                                                                   ------------   ------------
              Net cash provided by (used in) investing activities        41,926        640,400
                                                                   ------------   ------------
Cash flows from financing activities
        Net borrowings (repayments) on bank line of credit                    -     (2,331,548)
        Issuance of common stock                                        128,982              -
        Proceeds from short-term debt                                         -      1,200,000
        Proceeds from long-term debt                                          -              -
        Repayments of long-term debt                                          -              -
                                                                   ------------   ------------
              Net cash provided by (used in) financing activities       128,982     (1,131,548)
                                                                   ------------   ------------

              Net increase (decrease) in cash and cash equivalents       68,521         29,663

Cash and cash equivalents at beginning of period                         68,300          1,387
                                                                   ------------   ------------

Cash and cash equivalents at end of period                         $    136,821   $     31,050
                                                                   ============   ============

Supplemental disclosure of cash flow information:
        Cash paid for interest                                     $    138,727   $    186,659
                                                                   ============   ============

Non-cash financing and investing activities:
        Conversion of bridge financing to common stock             $          -   $    260,000
        Conversion of bridge financing to sale of economic rights
            to certain investment assets                           $          -   $    100,000
        Issuance of common stock for license fees                  $    120,000   $          -
        Issuance of warrants for financing fees                    $     31,920   $          -

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION:

   The interim financial data as of and for the three months and nine months ended September 30, 2001 and 2000 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

   The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements. The results for the nine month period ended September 30, 2001 may not be indicative of the results for the entire year.

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

   During the quarter ended September 30, 2001, the Company granted to each of two stockholders warrants to purchase 42,000 shares of the Company's common stock at $1.80 per share relating to the extension of a line of credit provided by the two stockholders.

   During the quarter ended September 30, 2001, the Company issued 8,400 shares of the Company's common stock to a stockholder who exercised a warrant.

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

          In connection with a reassessment of our business strategy, we considered combinations and strategic alliances with other companies that could complement Cragar's existing business, including outsourcing our manufacturing and sales operations. In furtherance of this business strategy, in September 1999, we entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc. ("Weld") to manufacture, sell, and distribute our line of wheels with non-cast wrought aluminum alloy outer rims and related accessories ("Wrought Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Weld related to our Wrought Wheel Business. We completed this transaction with Weld in October 1999.

          In October 1999, we entered into a similar transaction with Carlisle Tire and Wheel Co. ("Carlisle"), pursuant to which we granted an exclusive worldwide license to Carlisle to manufacture, sell, and distribute our line wheels with steel outer rims and related accessories ("SOR Wheel Business") in exchange for a royalty based on sales of the licensed products and sold certain assets to Carlisle related to our SOR Wheel Business. We completed this transaction with Carlisle in December 1999.

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

          Effective July 1, 2001, we extended our arrangement with Trademarketing Resources, Inc. ("TRI") a Licensing Agent. TRI will also act as our administrative staff with respect to accounting and legal services. In addition, TRI has taken on greater responsibility in overseeing, coordinating and monitoring our licensing arrangements with Weld, Carlisle and Performance.

      RESULTS OF OPERATIONS

          The following table sets forth various items as a percentage of total revenues for the three-month and nine-month periods ended September 30, 2001 and 2000:

                                               NINE MONTHS ENDED        THREE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               2001         2000         2001         2000
                                            ----------   ----------   ----------   ----------
      Total revenues                            100.0%       100.0%       100.0%       100.0%
      Cost of goods sold                            -         39.1            -         65.6
                                            ----------   ----------   ----------   ----------
      Gross profit                              100.0         60.9        100.0         34.4
      SG&A                                      168.9         22.6        100.0         58.4
                                            ----------   ----------   ----------   ----------
      Income (loss) from operations             (68.9)        38.3            -        (24.0)
      Non-operating income (expense), net       (12.4)       (26.8)           -        185.2
      Income taxes                                  -            -            -            -
                                            ----------   ----------   ----------   ----------
      Net earnings (loss)                      (81.3)%        11.5%           -        161.2%
                                            ==========   ==========   ==========   ==========

      COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 AND QUARTER ENDED SEPTEMBER 30, 2000

          The comparison of our financial results for the fiscal quarter ended September 30, 2001 and 2000 set forth below has been significantly affected by significant change in our business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from our licensing partners as our primary source of revenue, we have experienced a dramatic reduction in revenues and related costs and expenses between the periods.

          Total revenues consist of gross sales less discounts, returns, and allowances plus royalties on sale of licensed products. Total revenues for the quarter ended September 30, 2001 were $98,560 compared to $95,986 during the quarter ended September 30, 2000, representing a 2.7% increase in sales. Total revenues for the quarter ended September 30, 2001, consisted principally of royalty income derived from Carlisle and Weld. The increase was primarily attributable to increases in royalty fees on sales of our licensed products.

          Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Gross profit for the quarter ended September 30, 2001 was $98,560 compared to $58,474 for the quarter ended September 30, 2000. This increase was attributable to our having disposed of all inventory during 2000.

          Selling, general, and administrative ("SG&A") expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, accounting and legal expenses, and general overhead. These expenses for the quarter ended September 30, 2001 were $166,512 compared to $21,706 for the quarter ended September 30, 2000, a 667.1% increase. This increase was due primarily to legal fees associated with our on-going litigation. In addition, for the quarter ended September 30, 2000, we made certain reductions in our accruals and reserves that we had not previously written down based on our re-evaluation of our business strategy

          Non-operating expense, net, for the third quarter of 2001 was $44,160 compared to net non-operating expense of $25,760 for the third quarter of 2000. This increase of $18,400, was primarily attributable to the warrants issued for the extension of a line of credit during the third quarter ended September 30, 2001.

          Because of carry-forward losses from previous years, we had no income tax provision in the third quarter of 2001 or 2000.

          Net loss for the quarter ended September 30, 2001 was $112,112 compared to net earnings of $11,008 for the quarter ended September 30, 2000. Basic loss per share for the quarter ended September 30, 2001 was $0.03 compared to basic earnings per share of $0.00 for the quarter ended September 30, 2000. Diluted loss per share for the quarter ended September 30, 2001 was $0.03 compared to diluted earnings per share of $0.00 for the quarter ended September 30, 2000. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

      COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

          The comparison of our financial results for the nine months ended September 30, 2001 and 2000 set forth below has been significantly affected by significant change in our business strategy in the fourth quarter of 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from our licensing partners as our primary source of revenue, we experienced a dramatic reduction in revenues and related costs and expenses between the periods.

          Total revenues consist of gross sales less discounts, returns, and allowances plus royalties on the sale of licensed products. Total revenues for the nine months ended September 30, 2001 were $344,939 compared to $951,646 during the nine months ended September 30, 2000, representing a 63.8% decrease in sales. Total revenues for the nine months ended September 30, 2001, consisted primarily of royalty income derived from Carlisle and Weld. The decrease was primarily attributable to our having completely sold off all our remaining inventory during 2000 and having substantially no similar product sales during the same period in 2001.

          Gross profit is determined by subtracting cost of goods sold from total revenues. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Gross profit for the nine months ended September 30, 2001 was $344,939 compared to $327,568 for the nine months ended September 30, 2000. This increase was attributable to the fact that there were substantially no product sales during the nine months ended September 30, 2001.

          Selling, general, and administrative ("SG&A") expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, accounting and legal expenses, and general overhead. These expenses for the nine months ended September 30, 2001 were $346,109 compared to $556,075 for the nine months ended September 30, 2000, a 37.8% decrease. This decrease was due primarily to the completion of our change in business strategy in 2000 and the resulting elimination of a substantial portion of our SG&A expenses.

          Non-operating expenses, net, for the nine months ended September 30, 2001 was $31,457 compared to net non-operating income of $1,762,479 for the nine months ended September 30, 2000. This decrease of $1,793,936, was primarily attributable to the gain we realized in the second quarter of 2000 on the sale of the economic rights to 180,333 shares of Wrenchead common stock.

          Because of carry-forward losses from previous years, we had no income tax provision in the nine months ended September 30 of 2001 or 2000.

          Net loss for the nine months ended September 30, 2001 was $32,627 compared to net earnings of $1,533,972 for the nine months ended September 30, 2000. Basic loss per share for the nine months ended September 30, 2001 was $0.01 compared to basic earnings per share of $0.51 for the nine months ended September 30, 2000. Diluted loss per share for the quarter ended September 30, 2001, was $0.01 compared to diluted earnings per share of $0.30 for the quarter ended September 30, 2000. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

      LIQUIDITY AND CAPITAL RESOURCES

          In April 1998, we secured a credit facility (the "NCFC Credit Facility") with NationsCredit Commercial Funding Corporation ("NCFC"). The terms of the NCFC Credit Facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC Credit Facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of 2000, we paid off and terminated the NCFC Credit Facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expired in August 2001. The term of the loan has been extended until August 2002. During the first quarter of 2001, we entered into a similar agreement with another investor for a loan totaling $105,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2002.

          At September 30, 2001, we had an accumulated deficit of $15,877,810. For the nine months ended September 30, 2001, our operating activities used $102,387 of cash, which was primarily attributable to our payments on accounts payable and accrued expenses. During the nine months ended September 30, 2001, our investing activities provided $41,926 of cash. The increase in cash from investing activities was primarily attributable to the net proceeds received on the sale of our remaining property and equipment. During the nine months ended September 30, 2001, our financing activities provided $128,982 in cash. This cash was provided from the issuance of our common stock.

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

          In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively. SEASONALITY

          Historically, we have experienced higher revenue in the first two quarters of the year than in the latter half of the year. We believe that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers having added liquidity from income tax refunds during the first half of the year. We expect this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by our licensing partners.

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

      HISTORY OF PREVIOUS LOSSES; STOCKHOLDERS' DEFICIT; GOING CONCERN OPINION

          We were incorporated in December 1992 and have incurred significant losses in each of our completed fiscal years through December 31, 1998. For the year ended December 31, 2000, we reported net earnings of $1,075,029 and for the year ended December 31, 1999, we reported net earnings of $54,678. For the nine months ended September 30, 2001 we reported a net loss of $32,627. As of December 31, 2000, we had an accumulated deficit of $15,597,455 and a total stockholders' deficit of $569,133. There can be no assurance that we will be profitable in the future.

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

      DEPENDENCE ON EXTERNAL FINANCING

          During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expired in August 2001. We have extended the term of the loan to August 1, 2002. During the fiscal quarter ending March 31, 2001, we entered into a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2002. Upon expiration of these loans it is likely we we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

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

      DEPENDENCE ON KEY PERSONNEL

          Our future success depends, in large part, on the efforts of Michael
      L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held, as of September 30, 2001, more than 16.6% of our common stock. The successful implementation of our business strategies will depend, for the most part, on qualified management and other personnel being hired by our licensing partners. In addition, the successful implementation of our brand extension strategy will depend, for the most part, on the qualified management and other personnel working at Trademarketing Resources, Inc. We have no input in the hiring decisions being made by our licensing partners. We do not maintain key man insurance on any of our personnel or consultants.

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

          During the quarter ended September 30, 2001, the Company granted to each of two stockholders warrants to purchase 42,000 shares of the Company's common stock at $1.80 per share relating to the extension of a line of credit provided by the two stockholders.

          During the quarter ended September 30, 2001, the Company issued 8,400 shares of the Company's common stock to a stockholder who exercised a warrant.

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

            10.2 Form of Loan Agreement with Mark Schwartz (also pledge, warrant, etc.)***

            10.3 Form of Restricted Stock Agreement with Trademarketing Resources, Inc.****

            10.4 Licensing Representation Agreement with Trademarketing Resources, Inc.*****

              11         Schedule of Computation of Earnings per Share


           (b)   Reports on Form 8-K

                         None

------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-13415).
** Incorporated by reference to Company's Quarterly Report on Form 10QSB filed on August 14, 2000.
*** Incorporated by reference to Company's Annual Report on Form 10KSB filed on April 2, 2001.
**** Incorporated by reference to Company's Registration Statement on Form S-8 filed on May 22, 2001.
***** Incorporated by reference to Company's Quarterly Report on Form 10QSB filed on August 15, 2001.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated:  November 14, 2001             By: /s/ Michael L. Hartzmark
        --------------------             ---------------------------
                                         Michael L. Hartzmark
                                         Chairman, CEO and Treasurer


Dated:  November 14, 2001             By: /s/ Richard P. Franke
        --------------------             ---------------------------
                                         Richard P. Franke
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)