Form 10KSB40
period 2001-12-31
CRAGAR INDUSTRIES INC /DE
filed 2002-04-01
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    (Mark One)

       [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Period Ended December 31, 2001


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ to __________

                           Commission File No. 1-12559

                             CRAGAR INDUSTRIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                    86-0721001
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                 4620 EAST ARCADIA LANE, PHOENIX, ARIZONA 85018
              (Address of principal executive offices and zip code)

                                 (480) 596-6483
                           (Issuer's telephone number)

         Securities Registered Under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 2001 were $459,011.

At March 22, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was $4,472,593 based on the closing sales price of the Common Stock on such date as reported by the OTC Bulletin Board.

Number of shares of common stock, $.01 par value, outstanding as of March 22, 2002: 3,897,611.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions from the registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held May 13, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

          Transitional small business disclosure format. Yes [ ] No [X]
================================================================================

                             CRAGAR INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2001



                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I ...................................................................... 2

  ITEM 1.   DESCRIPTION OF BUSINESS ......................................... 2
  ITEM 2.   DESCRIPTION OF PROPERTY ........................................ 15
  ITEM 3.   LEGAL PROCEEDINGS .............................................. 15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 16

PART II .................................................................... 17

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS .......................................... 17
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...... 18
  ITEM 7.   FINANCIAL STATEMENTS ........................................... 22
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES ......................... 22

PART III ................................................................... 22

  ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............ 22
  ITEM 10.   EXECUTIVE COMPENSATION ........................................ 22
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT .............................................. 22
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 22
  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K .............................. 22

                          ----------------------------

                                       (i)

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

           THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING PROJECTIONS OF REVENUE, INCOME OR LOSS, ESTIMATES OF CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS, PRODUCTS OR SERVICES, AND FINANCING NEEDS OR PLANS, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     From our inception in December 1992 through the first nine months of fiscal year 1999, we designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. We sold our wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies. During the fourth quarter of fiscal year 1999, we began our transformation into a licensing and trademark company. This process was concluded during the fiscal year ended December 31, 2000.

     In connection with a reassessment of our business strategy, we considered combinations and strategic alliances with other companies that could complement our existing business, including outsourcing our manufacturing and sales operations. Accordingly, in September 1999, we entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc. Under this agreement, Weld will manufacture, sell, and distribute our line of wheels with non-cast wrought aluminum alloy outer rims and related accessories and we will receive a royalty based on sales of the licensed products. We also sold certain assets to Weld related to our wrought wheel business. We completed this transaction in October 1999. During the fourth quarter of fiscal year 2001, we amended our agreement with Weld. Pursuant to the amendment, we modified the product classes that Weld held rights to.

     In October 1999, we entered into a similar transaction with Carlisle Tire and Wheel Co., pursuant to which we granted an exclusive worldwide license to Carlisle. Under this agreement, Carlisle will manufacture, sell, and distribute our line wheels with steel outer rims and related accessories and we will receive a royalty based on sales of the licensed products. We also sold certain assets to Carlisle related to our steel outer rim wheel business. We completed this transaction with Carlisle in December 1999.

     In September 2000, we entered into and completed a similar transaction with Performance Wheel Outlet, Inc. Under this agreement, Performance will manufacture, sell, and distribute our line of one-piece cast aluminum wheels and we will receive a royalty based on sales of the licensed products. During the fourth quarter of fiscal year 2001, we amended our agreement with Performance to offer certain incentives for Performance to expand its product offerings.

     As a consequence of the transactions with Performance, Weld, and Carlisle, we no longer engage in the manufacture, marketing, sale, or distribution of any products related to our one-piece wheel business, wrought wheel business, and steel outer rims wheel business, which together generated practically all of our revenue in fiscal year 2001. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased our revenue and related operating and marketing costs.

     We intend to rely on Performance's, Weld's, and Carlisle's greater financial, operational, and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenue in the form of quarterly royalty payments. In addition, we are entitled to royalties based on the net sales of any new products developed by Carlisle related to the steel outer rims wheel business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. We are also entitled to receive royalties based on net sales of any new products developed by Weld related to the wrought wheel business under the CRAGAR brand name, including two-piece aluminum wheels and new types of race wheels. Because our licensing partners' primary fiduciary obligation is to their stockholders rather than our stockholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See Item 1, "Business - Special Considerations."

     As part of our new business strategy, we also intend to pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI. TRI will act as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and implementing, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. TRI will also oversee and coordinate the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who will be providing us services directly under the agreement. They will receive an additional 58,182 shares of our common stock on April 2, 2002. There can be no assurance that we will be successful developing or implementing such a marketing strategy or that we will generate any material sales of products utilizing our intellectual property. In addition, TRI will act as our exclusive agent with respect to coordinating advertising and promotion all of our products, services, and premiums across all media.

     During the fourth quarter of fiscal year 2001, we entered into a licensing agreement with Racing Champions Ertl, Inc. pursuant to which we granted an exclusive license in specified geographic territories for the manufacture, marketing, and sale of 1:18th scale die cast replicas, 1:18th scale die cast model kits, and 1:25th scale plastic model kits. During the fourth quarter of fiscal year 2001, we also entered into a licensing agreement with Playing Mantis, Inc. pursuant to which we granted an exclusive license in specified geographic territories for the manufacture, marketing and sale of 1:64th scale die cast replicas and 1:64th scale die cast model kits.

RECENT DEVELOPMENTS

     We are the general partner of Cragar Investment Limited Partnership. As of December 31, 2001, the partnership had raised $3,020,000, which was used primarily to acquire the economic rights to 201,333 shares of Wrenchead common stock owned by our company and pay for the costs of forming and administering the partnership. During the first quarter of fiscal year 2002, we acquired and assigned to the partnership 918,750 shares of Wrenchead Series A Senior Convertible Preferred Stock. To complete this transaction, the Partnership raised $285,000 from a group of private investors. During the fourth quarter of fiscal year 2001, we reported a loss on our investment in Wrenchead of $1,229,029 as a result of the reduction in the estimated market value of Wrenchead common stock.

CUSTOM WHEEL INDUSTRY BACKGROUND

PRODUCT OFFERINGS

     We earn a significant percentage of our royalty income from sales of products in the custom aftermarket wheel segment. The custom aftermarket wheel market is generally divided into six product categories:

     o one-piece cast aluminum wheels (representing the largest segment of the market based on sales);
     o     performance racing wheels;
     o     multi-piece aluminum wheels;
     o     steel wheels;
     o     wire wheels; and
     o     composite wheels.

These product categories are differentiated by the material content of the wheel, the level of technology necessary to produce the wheel, price, target customer, styling attributes, and applications. The market for one-piece and multi-piece aluminum wheels has grown substantially relative to the other categories of wheels and we believe it will continue to do so in the future.

PRODUCT DISTRIBUTION

     Custom wheel manufacturers and assemblers may sell their products

     o     to wholesalers, such as large warehouse distribution centers;
     o directly to product retailers, such as tire and auto parts dealers and performance automotive centers; or
     o directly to the public via mail order, sales outlets, direct telemarketing, or E-commerce using the Internet.

A number of wheel manufacturers have vertically integrated by establishing company-owned warehouse distribution centers that can sell their products to retailers or directly to the public. As a result of our licensing strategy, we will rely on the distribution channels and networks of our licensing partners to market, sell, and distribute our products.

FRAGMENTED NATURE OF INDUSTRY

     We believe that the custom wheel industry is highly fragmented, with only a few companies holding more than 10% of the market share. Many sellers of custom wheels do not manufacture their own wheels, but purchase the wheel components from third parties for later assembly and sale to the public. Unlike us, however, most of our competitors do not offer an established brand identity.

     The industry data presented herein is derived from information obtained from the Specialty Equipment Market Association.

BUSINESS STRATEGY

     We have determined that to maximize the value of our brand name and to effectively compete in all segments of the custom wheel market we must find strong and focused manufacturing, distribution, sales, and marketing partners to act as our licensees. To implement this strategy we have entered into licensing agreements with Weld, Carlisle, and Performance, and have engaged TRI as our exclusive licensing representative.

PRODUCTS

     We offer, through our licensing alliances, a large variety of custom wheels, which can be divided into six general categories:

     o     composite steel outer rim wheels, also known as Legacy wheels;
     o     wire or spoked steel outer rim wheels;
     o     race or wrought aluminum wheels;
     o     one-piece cast aluminum wheels;
     o     commodity steel outer rim wheels; and
     o     street steel outer rim wheels.

Through our licensing alliances, we also offer a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps.

             The following table describes our major product lines:

PRODUCT LINE                     TYPE OF CONSTRUCTION                                       POTENTIAL CUSTOMERS
------------                     --------------------                                       -------------------
Composite and Legacy Steel       Inner cast aluminum disc welded to outer steel rim         Nostalgia car and current line
Outer Rim Wheels                                                                            truck owners

Star Wire, Wire or Spoked        Steel spokes attached to inner steel hub and outer steel   Urban and inner city consumers
Steel Outer Rim Wheels           rim or felly

Race or Wrought Aluminum         Two outer aluminum rim halves welded together with         Pro and amateur race drivers and
Wheels                           aluminum center or spacer                                  performance car owners

One-piece Cast Aluminum          Cast one-piece aluminum with machined, painted, or         Low and high-end consumers of all
Wheels                           chrome plated                                              types of vehicles

Commodity Steel Outer Rim        Inner steel disc welded to outer steel rim                 Low-end consumers of all types of
Wheels                                                                                      vehicles

Street Steel Outer Rim Wheels    Three-piece steel and aluminum center welded to outer      Hot rod and race enthusiasts with
                                 steel rim                                                  cars and trucks

Wheel Accessories                Steel and aluminum hub caps, lug nuts, spinners, locks,    All types of consumers and vehicles
                                 spacers

COMPOSITE AND LEGACY STEEL OUTER RIM WHEELS

           Legacy wheels are composite steel outer rim wheels consisting of a chrome plated die cast aluminum center welded to a chrome plated rolled steel outer rim. We pioneered the process of attaching the aluminum center to the steel rim in 1964. In addition to our popular S/S and SS/T composite wheels, in 1995, we purchased the exclusive rights to manufacture and market the Keystone Klassic, a custom wheel that has been selling continuously since 1969 and a style that we believe is one of the most popular in automotive history. We believe this product solidifies our Legacy Line to include some of the most popular nostalgia wheels in the market. These wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle with a royalty paid to us based on the annual net sales of these wheels.

     Carlisle introduced 16 inch and 17 inch versions of our popular S/S steel outer rim wheels in 2001. Carlisle also re-introduced a CRAGAR G/T style steel outer rim wheel in 14 inch and 15 inch sizes.

WIRE OR SPOKED STEEL OUTER RIM WHEELS

     In the past, we offered a complete line of chrome plated wire or spoked steel outer rim wheels. We sold most of these products under the TRU=SPOKE brand name, although currently the brand is not being used by Carlisle to market wire steel outer rim wheels. We also offered a spoked steel outer rim wheel product using patented technology, called the Star Wire, which is currently sold by Carlisle under the CRAGAR brand name. Wire steel outer rim wheels are high-end, niche products that are sold to a limited group of vehicle owners. The 80-spoke steel outer rim wheels and the Star Wire steel outer rim wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle with a royalty paid to us based on the annual net sales of these steel outer rim wheels. Since we entered into the licensing arrangement with Carlisle, the other wire steel outer rim wheels we previously assembled and sold have been discontinued.

RACE OR WROUGHT ALUMINUM WHEELS

     CRAGAR race or wrought aluminum wheels are higher-priced, three-piece, lightweight, polished aluminum wheels. These wrought wheels are used by professional drag racers, who are sometimes provided CRAGAR wheels without charge in return for their promotion of CRAGAR and for displaying a CRAGAR sticker on their cars. The Super Race and the Super Star are our two highest-end professional race wrought wheels.

     Race wrought aluminum wheels are also sold to amateur racers, professional racers, and individuals that want the look of the race wheel for street use. The race wrought wheels for this product category are the Dragstar and the Super Lite II. In fiscal year 2001, our licensing partner, Weld, introduced 16 inch and 17 inch versions of these wrought aluminum wheels.

     CRAGAR race wheels are manufactured, assembled, marketed, sold, and distributed by Weld. We receive a royalty based on the annual net sales of these wheels. In fiscal year 2001, Weld also introduced 17, 18, and 20-inch versions of the wrought aluminum CRAGAR S/S Alloy. In addition, Weld has introduced a series of wheels targeted at truck enthusiasts.

ONE-PIECE CAST ALUMINUM WHEELS

     In the past, we offered several styles of one-piece cast aluminum wheels. These efforts were discontinued in 1998. In September 2000, we signed a licensing agreement with Performance to design, develop, market, and distribute a new series of one-piece cast aluminum wheels. Performance has introduced these wheels and began shipping them to customers during the fourth quarter of fiscal year 2001.

COMMODITY STEEL OUTER RIM WHEELS

     CRAGAR commodity steel outer rim wheels have been sold for over 30 years. While aluminum has slowly been replacing steel as the major wheel material, we (through our licensing partner Carlisle), continue to sell steel wheels, which represent a less costly option for many consumers. These CRAGAR wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle. We receive a royalty based on the annual net sales of these wheels.

STREET STEEL OUTER RIM WHEELS

     Carlisle sells CRAGAR chrome plated steel, which are look-alike versions of CRAGAR race wheels. The Street Star is a lower-priced copy of the Dragstar and the Street Lite is a copy of the SuperLite II. These CRAGAR wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle. We receive a royalty based on the annual net sales of these wheels.

WHEEL ACCESSORIES

     All CRAGAR accessories associated with our wheel product lines being licensed will be marketed, sold, and distributed by our licensing partners. We will actively pursue licensing partners with respect to the other CRAGAR branded wheel accessories not included in the existing license agreements.

PRODUCT DEVELOPMENT

     As a part of our business strategy, we anticipate that our licensing partners will develop new applications for existing styles, as well as introduce new wheel styles as part of their CRAGAR product lines. There can be no assurance that our licensing partners will develop new applications or styles and, if they do, that the new applications and styles will increase the net sales of the CRAGAR branded product lines.

     Carlisle, as part of its license agreement with us, may also design, sell, market, and distribute steel outer rim wheel products under the CRAGAR brand name, for vehicles such as automobiles, trucks, and vans, as well as other types of vehicles, such as all-terrain vehicles and golf carts.

     Weld, as part of its license agreement with us, may also design, sell, market, and distribute wrought wheel products under the CRAGAR brand name, as well as other race wheels.

     Performance, as part of its license agreement with us, may also design, sell, market, and distribute one-piece wheel products under the CRAGAR brand name and introduce a whole new product line.

DISTRIBUTION, SALES, AND MARKETING

PRODUCT DISTRIBUTION

     As a result of the licensing strategy we adopted in 1999, our products will now be sold through the distribution channels chosen by our licensing partners. We believe most of the licensees' channels of distribution and customers are similar to those employed by us in the past.

SALES AND MARKETING

     As of June 30, 2000, we had transferred all of our sales and marketing efforts to our licensing partners.

PRODUCTION

     During 1999, we entered into licensing agreements whereby the licensees undertook the responsibility for the manufacture, assembly, marketing, sales, and distribution of our wrought wheel business and steel outer rim wheel business. We, in conjunction with our licensing arrangements, also sold to the licensees the manufacturing machinery related to the wrought wheel business and the steel outer rim wheel business. In 2000, we entered into a licensing arrangement related to one-piece cast aluminum wheels and related wheel accessories. As a result of our change in business strategy, we no longer have any production capability or manufacturing employees.

COMPETITION

     The market for custom aftermarket wheels is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense. We believe that several major wheel manufacturers, such as American Racing Equipment, Inc., Ultra Custom Wheel Co., Panther Custom Wheel, and American Eagle, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. There can be no assurance that Performance, Weld, and Carlisle will be successful in marketing custom aftermarket wheels under the CRAGAR brand name.

INTELLECTUAL PROPERTY

     Our licensees market CRAGAR custom wheels and products under a variety of brand names designed to capitalize on our reputation and brand recognition. We believe that our trademarks, most importantly the CRAGAR name, are critical to our business. We own the rights to certain design and other patents and also rely on trade secrets and proprietary know-how. We seek to protect these rights, in part, through confidentiality and proprietary information agreements. As part of our licensing agreements, we have licensed our intellectual property including, designs, tradenames, and patents to Performance, Weld, and Carlisle, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, tradenames, and patents. There can be no assurance, however, that our patents will preclude our competitors from designing competitive products, that the proprietary information or confidentiality agreements with our licensing partners and others will not be breached, that our patents will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by our licensing partners will not lead to a decrease in the value of our intellectual property.

     CRAGAR, CRAGAR XLS, Keystone Klassic, Legacy, CRAGAR Lite, Star Wire, TRU=CRUISER, Street Pro, S/S, The Wheel People, and TRU=SPOKE are our trademarks.

PRODUCT RETURNS AND WARRANTIES

     Historically, we sold our wheels with a limited one-year warranty from the date of purchase. Our warranties generally provided that, in the case of defects in material or workmanship, our company, at its option, would either replace or repair the defective product without charge. Under the licensing agreements, Weld and Carlisle are responsible for warranty claims associated with the wrought wheel business and steel outer rim wheel business for products manufactured by us prior to the closing dates of the transactions of up to $30,000 and $100,000, respectively, during the first 12 months of their licensing relationship and up to all warranty claims and $50,000, respectively, during the second 12 months of their licensing relationship. We have set aside what we believe to be adequate reserves for any anticipated warranty claims in excess of the claim amounts assumed by our licensees. In addition, each licensee is responsible for all warranty claims related to products they sell under the CRAGAR brand names, other than products they purchased from us.

     Under the licensing agreements with Weld and Carlisle, the licensees are responsible for determining the stock return policies as they relate to their businesses. We have not had any stock adjustment returns since 1999. Warranty returns were approximately $0 in fiscal year 2001 and $4,000 in fiscal year 2000. As of December 31, 2001, we have recorded what we believe to be adequate reserves necessary to cover any potential stock adjustments and excess warranty claims not covered by our licensing transactions. There can be no assurance that future warranty claims, returns, or stock adjustments experienced by our licensing partners will not be materially greater than anticipated and may have a material adverse effect on the licensee's net sales of CRAGAR licensed products and related royalty payments to us.

EMPLOYEES

     As of December 31, 2001, we had one full-time employee, Michael Hartzmark, and three consultants, Michael Miller, our President, Richard Franke, our Chief Financial Officer, and Mr. Robert Horton, Executive Vice President of Marketing. Mr. Miller also serves as Vice-President of Speedfam-IPEC, Inc. a manufacturer of equipment used in the semi-conductor industry. Mr. Franke also serves as Co-Managing Member & Chief Financial officer of New Horizon Capital, LLC, a company providing receivable financing to small businesses. Mr. Horton also serves as president of Trademarketing Resources, Inc., our trademark and licensing representative.

INSURANCE

     We currently maintain discontinued product liability insurance, with limits of $1.0 million per occurrence and $2.0 million in the aggregate per annum. However, such coverage is becoming increasingly expensive and difficult to obtain. There can be no assurance that we will be able to maintain adequate product liability insurance at commercially reasonable rates or that our insurance will be adequate to cover future product liability claims. Any losses that we may suffer as a result of claims in excess of our coverage could have a material adverse effect on our business, financial condition, and results of operations.

                             SPECIAL CONSIDERATIONS

     Our future operating results and financial condition are dependent upon, among other things, our ability to implement our new business strategy. Some, but not all, potential risks and uncertainties that could affect our profitability are set forth below.

WE HAVE A HISTORY OF PREVIOUS LOSSES AND A TOTAL STOCKHOLDERS' DEFICIT.

     We were incorporated in December 1992 and have incurred significant losses in each of our fiscal years since fiscal year ended December 31, 1998. For the fiscal year ended December 31, 2000, we reported net earnings of $1,075,029 and for the fiscal year ended December 31, 1999, we reported net earnings of $54,678. For the fiscal year ended December 31, 2001, we reported a net loss of $1,357,031. As of December 31, 2001, we had an accumulated deficit of $17,202,214 and a total stockholders' deficit of $1,484,061. There can be no assurance that we will be profitable in the future.

THE INDEPENDENT AUDITOR'S REPORT ON OUR COMPANY'S 2001 FINANCIAL STATEMENTS HAS BEEN QUALIFIED FOR A GOING CONCERN.

     As a result of our total stockholders' deficit and the uncertainty regarding our ability to meet our anticipated operating and working capital needs, the independent auditors' report on our company's 2001 financial statements has been qualified for a going concern.

WE ARE DEPENDENT ON THIRD PARTIES TO GENERATE ROYALTIES.

     As a result of our change in business strategy, our revenue and operating results will be substantially dependent on the efforts and success of our third party licensing partners. Because the amount of royalties payable to us are determined by the net sales of those products by our licensing partners, our revenue will be subject to the abilities of our licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to our customers. In addition, because the primary fiduciary obligations of our licensing partners are to their stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If any of our licensing partners does not meet its obligation under its respective licensing agreement, our primary remedy is to terminate that license agreement, which may be an effective remedy only if we can identify and secure other capable licensees of the affected products.

WE MAY BE UNABLE TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF ANY OF OUR LICENSE AGREEMENT ARE TERMINATED.

     If any of our licensing partners terminates its license agreement or we terminate the license agreement for any reason, we may be forced to incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees. In the alternative, we would be forced to possibly secure another licensee capable of manufacturing, marketing, selling, and distributing the licensed products on our behalf and paying any royalties based on the net sales of those products. There can be no assurance that we would be able to meet these obligations in the event that one or more of the license agreements is terminated.

WE ARE DEPENDENT ON EXTERNAL FINANCING.

     During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2001. However, we extended the term of the loan to August 1, 2002. During the fiscal quarter ended March 31, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2002. Upon expiration of these loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

OUR INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE.

     We have made a substantial investment in Wrenchead, Inc. During the fourth quarter of fiscal year 2001, we reported a loss of $1,229,029 on our investment in Wrenchead due to the reduction in estimated market value of Wrenchead common stock. There can be no assurance that the investment in Wrenchead will turn out to be profitable.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE.

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

OUR CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE VALUE OF OUR COMMON STOCK.

     The completion of the sale and licensing of our one-piece cast aluminum wheels and related accessories, our wheels with non-cast wrought aluminum alloy outer rims and related accessories, our line of wheels with steel outer rims and related accessories, and any other related licensing arrangement we may complete in the future represents a significant change in our business model. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in our revenue and operating and marketing costs. We anticipate that the decrease in revenue and operating and marketing costs will be replaced by a stream of royalty payments generated by the net sales of the licensed products by our licensing partners. As a result, we only have one year of history of financial results upon which stockholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenue expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of our common stock may be adversely affected.

THE EXTENSION OF OUR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL.

     Our business strategy contemplates using the services of Trademarketing Resources, Inc. to extend the CRAGAR brand names to new products developed by our licensees as well as to non-wheel related products within the automotive aftermarket industry. We regard this extension of our brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenue. There can be no assurance, however, that TRI, our licensees, or we will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

WE HAVE NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO OUR STOCKHOLDERS.

     We anticipate using any royalty payments we receive pursuant to our licensing agreements to increase our working capital and reduce our debt. We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. As a result, stockholders should not anticipate that they will receive any distribution of the royalties generated by our licensing transactions.

WE ARE DEPENDANT ON KEY CUSTOMERS AND OUR LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS.

     A limited number of customers have historically accounted for a substantial portion of our revenue in each fiscal year. These are the same customers doing business with our licensees. In the past, the financial condition and success of our customers and our ability to obtain orders from new customers have been critical to our success and will be critical to the success of our licensing partners. As a result of our change in business strategy, we believe an increasing percentage of revenue will be dependent on royalties from sales of CRAGAR products by our licensing partners. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

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

GENERAL ECONOMIC FACTORS MAY ADVERSELY AFFECT OUR BUSINESS.

     The automotive aftermarket is directly impacted by certain external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing our products, fluctuations in discretionary consumer spending, and general economic conditions, including, but not limited to, employment levels, business conditions, interest rates, and tax rates. While we believe that current economic conditions favor stability in the markets in which our products are sold, various factors, including, but not limited to, those listed above, could lead to decreased sales and increased operating expenses. We cannot provide any assurances that various factors will not adversely affect our licensing partners' businesses in the future, causing a decrease in royalty payments due us, or prevent us from successfully implementing our business strategies.

WE CANNOT PROVIDE ANY ASSURANCES OF ADDITIONAL SUCCESSFUL ALLIANCES.

     In furtherance of our change in business strategy and sale of our licensing rights, we will continue to consider alliances with other companies that could complement our new business strategy, including other complementary automotive aftermarket product lines where we can capitalize on the CRAGAR brand name. We cannot provide any assurances that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to us. Furthermore, even if we complete one or more licensing agreements, there can be no assurance that our licensing partners will be successful in manufacturing, marketing, selling, and distributing the licensed products.

     Any additional investment by us in Wrenchead or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt, which could adversely affect our financial position. Alliances, whether licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of our management from other business concerns and our entrance into markets in which we have had no or only limited experience, both of which could have a material adverse effect on our business, financial condition, and results of operations.

OUR OPERATING RESULTS MAY VARY SUBSTANTIALLY FROM QUARTER TO QUARTER.

     Our results of operations have historically been subject to substantial variations as a result of a number of factors and we anticipate that these same factors will continue to impact seasonal variation. In particular, in the past our operating results varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which we participated and that our custom wheel licensees participate in. Historically, our net sales were highest in the first and second quarters of each fiscal year. Significant variation in orders during any period may have an impact on our cash flow or workflow. We believe that any period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. We expect that our licensing partners will be subject to the same variations and industry seasonality as we have experienced in the past. These variations may cause fluctuations in the sales of CRAGAR branded products thereby causing fluctuations in the royalties due us.

WE ARE SUBJECT TO CHANGING CUSTOMER TRENDS.

     Our success will depend, in part, on the ability of our licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. We cannot provide any assurance that our licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by our licensing partners will achieve or maintain market acceptance. Any misjudgment by our licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by our licensing partners may have an adverse effect on us and our business, financial condition, and results of operations.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS.

     We historically have been subject to various federal and state governmental regulations related to occupational safety and health, labor, and wage practices as well as federal, state, and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to produce our products. We believe that we have been and are currently in material compliance with such regulations. Prior to November 1999, in the ordinary course of our business, we used metals, oils, and similar materials, which were stored on site. The waste created by use of these materials was transported off-site on a regular basis by a state-registered waste hauler. Although we are not aware of any material claim or investigation with respect to these activities, we cannot provide any assurance that such a claim may not arise in the future or that the cost of complying with governmental regulations in the future will not have a material adverse effect on us.

     We are subject to regulation as a publicly traded company under the Securities Exchange Act of 1934. In addition, as a consequence of the sale and licensing of our wrought wheel, steel outer rim wheel and one-piece businesses, which could be considered a sale of substantially all of our assets, in exchange for the receipt of a stream of royalty payments, we could face regulatory issues under the Investment Company Act of 1940 if the royalty payments are considered investment securities. If we are considered to be an investment company under the 1940 Act, we would be required to register under that Act as an investment company. As a registered investment company, we would be subject to further regulatory oversight of the Division of Investment Management of the SEC, and our activities would be subject to substantial and costly regulation under the 1940 Act. While we do not believe that our activities will subject us to the 1940 Act and accordingly do not intend to register as an investment company under the Act, we cannot provide any assurances that such registration would not be required in the future.

WE RELY ON INTELLECTUAL PROPERTY.

     We own the rights to certain trademarks and patents, rely on trade secrets and proprietary information, technology, and know-how, and seek to protect this information through agreements with former employees and vendors. We cannot provide any assurances that our patents will preclude our competitors from designing competitive products, that proprietary information or confidentiality agreements with licensees, former employees, and others will not be breached, that our patents will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by our competitors.

OUR EXISTING STOCKHOLDERS MAY EFFECTIVELY CONTROL OUR COMPANY.

     Our directors, officers, and principal stockholders beneficially own approximately 36.5% of our outstanding common stock. As a result, these persons have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting the sale or merger of our company, and changing our dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of our company even when such a change of control would be in the best interest of our other stockholders.

THE ISSUANCE OF LARGE AMOUNTS OF PREFERRED STOCK COULD HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF OUR COMMON STOCK.

     Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. In the first quarter of 1998, for example, we issued 22,500 shares of Series A Preferred Stock for approximately $2,250,000 in additional capital. During the quarter ended September 30, 2000, 11,500 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 456,393 shares of our common stock. During the month ended January 30, 2001, an additional 11,000 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 616,131 shares of common stock. As of the month ended January 30, 2001 there was no longer any Series A Preferred Stock outstanding.

     Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company that stockholders might consider to be in our company's best interests. There can be no assurance that we will not issue additional shares of preferred stock in the future.

WE ARE DEPENDENT ON KEY PERSONNEL.

     Our future success depends, in large part, on the efforts of Michael L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held, as of December 31, 2001, more than 16.7% of our common stock. The successful implementation of our business strategies will depend, for the most part, on qualified management and other personnel being hired by our licensing partners. In addition, the successful implementation of our brand extension strategy will depend, for the most part, on the qualified management and other personnel working at Trademarketing Resources, Inc. We have no input in the hiring decisions being made by our licensing partners. We do not maintain key man insurance on any of our personnel or consultants.

WE HAVE NEVER PAID CASH DIVIDENDS.

     We have never paid cash dividends or stock dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance growth of our business and to reduce our debt.

ITEM 2. DESCRIPTION OF PROPERTY

     Our facilities are currently housed in a shared office facility. As of March 23, 2001, we no longer had any obligations under our previous lease. That facility housed our manufacturing and distribution operations. We believe our facilities are adequate for our reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     We are an unsecured creditor in the matter of in Re Super Shops, Inc., et al., Case No. LA 97-46094-ER, a bankruptcy action filed by Super Shops, Inc., previously our primary customer. Because we are an unsecured creditor in this matter, the amount and timing of the recovery, if any, on our account receivable from Super Shops, Inc. is uncertain. In connection with this proceeding, we incurred an obligation of $125,000 in fiscal year 1998, for preference payments as a result of the on-going liquidation of the bankruptcy estate. We paid this obligation during the third quarter of fiscal year 1999.

     During the 1999 fiscal year, we filed a complaint against Titan Wheel International, Inc. and Titan International, Inc. in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $5,500,000. The lawsuit alleged, among other things, breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to our company. In 2001, we amended the complaint to include the charge of fraud by Titan.

     Automotive Wheels Inc. (a wholly-owned subsidiary of Titan International, Inc.), filed a lawsuit against us in the United States District Court for the District of Arizona, Case No. CIV01-2374, seeking a recovery of $430,000. The lawsuit alleged, among other things, breach of contract and unjust enrichment arising out of a supply arrangement that was terminated in 1997. The action was directly related to our action against Titan discussed above. As of March 18, 2002, the parties had settled the Automotive Wheels and Titan claims on confidential terms.

     Sears, Roebuck and Co., filed a lawsuit against us in the Superior Court, Maricopa County, State of Arizona, Case No. CV2001021979, seeking a recovery of $29,000. The lawsuit alleged, among other things, breach of contract and conversion arising out of a supply arrangement that was terminated in 1999.

     There are currently no other material pending proceedings to which we are a party or to which any of our property is subject, although we are from time to time involved in routine litigation incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any contemplated matters to stockholders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED STOCKHOLDER
        MATTERS

     During the year ended December 31, 2000 and in January 2001, the holders of our Series A Preferred Stock converted their 22,500 shares into 1,072,524 shares of Common Stock.

     In connection with the issuance of the Series A Preferred Stock, we also granted warrants to the holders of the Series A Preferred Stock to acquire up to 333,333 shares of Cragar's Common Stock at an exercise price of $8.10 per share on or before January 23, 2001. In January 2001, all 333,333 of the warrants expired unexercised.

     In connection with our initial public offering in December 1996, we issued warrants to acquire up to 970,500 shares of Cragar's Common Stock at an exercise price of $6.60 per share on or before December 18, 2001. In December 2001, all 970,500 of the warrants expired unexercised.

     In connection with our initial public offering in December 1996, we issued underwriters' warrants to acquire up to 85,000 shares of Cragar's Common Stock at an exercise price of $6.60 per share on or before December 18, 2001. In December 2001, all 85,000 of the warrants expired unexercised.

     During June 2001, Class "C" warrants to purchase 8,400 shares of Common Stock were exercised by an individual. No other options or warrants were exercised in 2001.

     Each transaction described above was deemed exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act regarding transactions not involving any public offering.

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CRGR.OB." Our common stock and warrants ("CRGRW") were delisted from Nasdaq in October 1998 and from the Boston Stock Exchange in March 1998 for failure to meet the minimum listing requirements for these exchanges. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by Nasdaq through September 30, 1998 and as quoted on the OTC Bulletin Board thereafter.

FISCAL YEAR 2000                                    HIGH         LOW
----------------                                    ----         ---
First Quarter.................................     $4.05        $3.25
Second Quarter................................      5.00         3.25
Third Quarter.................................      3.50         3.00
Fourth Quarter................................      3.13         2.50
FISCAL YEAR 2001
----------------
First Quarter.................................     $2.75        $1.81
Second Quarter................................      2.25         1.80
Third Quarter.................................      1.85         1.02
Fourth Quarter................................      1.85         1.20
FISCAL YEAR 2002
----------------
First Quarter (through March 22, 2002)........     $2.00        $1.15

     On March 22, 2002, the closing price of our common stock as quoted on the OTC Bulletin Board was $1.15 per share. As of March 25, 2002, there were approximately 350 beneficial holders of our common stock.

     We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     From our inception in December 1992 through the first nine months of 1999, we designed, produced, and sold high-quality custom vehicle wheels and wheel accessories. We sold our wheel products in the automotive aftermarket through a national distribution network of value-added resellers, including tire and automotive performance warehouse distributors and retailers and mail order companies.

     We are currently reassessing our business strategy. Pursuant to this, we entered into licensing agreement whereby other companies will manufacture, sell, and distribute certain of our products in exchange for a royalty based on sales of the licensed products. See Item 1 "Business." As a consequence we no longer manufacture, market, or sell a substantial portion of our revenue generating business. Because our licensees primary obligations are to their stockholders, they may make decisions or take steps that could have a material adverse affect on our business financial condition, or results of operations. See Item 1 "Business - Special Considerations."

RESULTS OF OPERATIONS

     The following table summarizes, for the periods indicated, the percentage of net sales represented by certain items included in our Statements of Operations.
                                                       YEARS ENDED
                                                       DECEMBER 31
                                          ------------------------------------
STATEMENTS OF OPERATIONS DATA:               2001         2000         1999
                                          ----------   ----------   ----------

Net sales .............................        100.0%       100.0%       100.0%

Cost of goods sold ....................          0.0         50.3         90.1
                                          ----------   ----------   ----------
Gross profit ..........................        100.0         49.7          9.9

Selling, general and administrative
  expenses ............................       (121.2)      (116.2)       (15.0)

Loss on Investment                            (267.8)        --           --
                                          ----------   ----------   ----------

Income (loss) from operations .........       (289.1)       (66.5)        (5.1)

Interest and other expenses, net ......        (17.2)       195.9          3.2

Extraordinary gain ....................         10.6         13.0          2.3
                                          ----------   ----------   ----------
Net earnings (loss) ...................       (295.6)%      142.4%         0.4%
                                          ==========   ==========   ==========

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

     The comparison of our financial results for the fiscal years ended December 31, 2001 and 2000 set forth below has been significantly affected by significant change in our business strategy in the fourth quarter of fiscal year 1999. As a result of this change in strategy, which contemplates royalties from net sales of CRAGAR brand products from our licensing partners as our primary source of revenue, we experienced a dramatic reduction in revenue and related costs and expenses between the periods.

     REVENUE. Total revenue consist of gross sales less discounts, returns, and allowances plus royalties on the sale of licensed products. Total revenue for the fiscal year ended December 31, 2001 were $459,011 compared to $754,854 for the fiscal year ended December 31, 2000, representing a decrease of 39.2%. Total revenue for the fiscal year ended December 31, 2001, consisted primarily of royalty income derived from Carlisle and Weld. The decrease was primarily attributable to our having completely sold off all our remaining inventory during fiscal year 2000 and having no similar product sales during the same period in fiscal year 2001. For the fiscal year ended December 31, 2001, royalty revenue from Carlisle and Weld increased by 5.5% from $435,287 to 459,011.

     GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Gross profit for the fiscal year ended December 31, 2001 was $459,011 compared to $375,178 for the fiscal year ended December 31, 2000. For the fiscal year ended December 31, 2001, we did not realize any cost of goods sold since all revenue was derived from royalty revenue.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal year ended December 31, 2001 were $556,544 compared to $887,643 for the fiscal year ended December 31, 2000, a decrease of 37.3%. This decrease was due primarily to the completion of our change in business strategy in 2001 and the resulting elimination of a substantial portion of our SG&A expenses. For the year ended December 31, 2001, we incurred approximately $205,000 in legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled.

     LOSS ON INVESTMENT. During the year ended December 31, 2001, the Company recorded an impairment on the carrying value of the investment in Wrenchead, Inc. in the amount of $1,229,029. The fair value was determined based upon sales of the common stock subsequent to December 31, 2001.

     NON-OPERATING EXPENSES, NET. Non-operating expenses, net, for the fiscal year ended December 31, 2001 were $78,981 compared to net non-operating income of $1,488,861 for the fiscal year ended December 31, 2000. This decrease of $1,567,842 was primarily attributable to the gain we realized in the second quarter of 2000 on the sale of the economic rights of 180,333 shares of Wrenchead common stock.

     INCOME TAXES. Due to carry-forward losses from previous years, we had no income tax provision in the fiscal years ended December 31, 2001 or 2000.

     OTHER INCOME (EXPENSE), NET. Net loss for the fiscal year ended December 31, 2001 was $1,357,031 compared to net earnings of $1,075,029 for the fiscal year ended December 31, 2000. Basic loss per share for the fiscal year ended December 31, 2001 was $0.37 compared to basic earnings per share of $0.30 for the fiscal year ended December 31, 2000. Diluted loss per share for the fiscal year ended December 31, 2001, was $0.37 compared to diluted earnings per share of $0.30 for the fiscal year ended December 31, 2000. See
Exhibit 11 to this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, we secured a credit facility with NationsCredit Commercial Funding Corporation. The terms of the NCFC credit facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC credit facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of fiscal year 2000, we paid off and terminated the NCFC credit facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2001. However, the term of the loan has been extended until August 2002. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. This loan is secured by substantially all of our assets and expires in April 2002.

     At December 31, 2001, we had an accumulated deficit of $17,202,214. For the fiscal year ended December 31, 2001, our operating activities used $109,912 of cash, which was primarily attributable to our payments on accounts payable and accrued expenses, including legal costs associated with our various litigation matters. During the fiscal year ended December 31, 2001, our investing activities provided $66,428 of cash. The increase in cash from investing activities was primarily attributable to the net proceeds received on the sale of our remaining property and equipment. During the fiscal year ended December 31, 2001, our financing activities provided $8,400 in cash. This cash was provided from the issuance of our common stock.

     WE DO NOT ANTICIPATE ANY MAJOR CAPITAL BUDGET EXPENDITURES IN FISCAL YEAR 2002. IN ADDITION, WE DO NOT BELIEVE OUR OPERATING ACTIVITIES WILL GENERATE SUFFICIENT CASH FLOW TO MEET OUR OPERATING CASH FLOW REQUIREMENTS AND OTHER CURRENT OBLIGATIONS. CONSEQUENTLY, IT IS LIKELY WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS FROM EQUITY OR DEBT FINANCING OR RECEIVE AN EXTENSION ON ITS LOANS. HOWEVER, WE CANNOT PROVIDE ANY ASSURANCE THAT SUCH ADDITIONAL FINANCING WILL BE AVAILABLE ON TERMS ACCEPTABLE TO US, IF AT ALL. See Item 1 - "Business - Special Considerations."

ACCOUNTING MATTERS

     The SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal year 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have a material adverse effect on the financial results of our company.

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of our company as of December 31, 2001 and for each of the fiscal years in the two-year period ended December 31, 2001 are located beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14 of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14 of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14 of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14 of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The exhibits required to be filed as a part of this Annual Report are listed below.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------
  3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996(1)
  3.2      Amended and Restated Bylaws of the Registrant(1)
  3.3      Form of Certificate of Designation(3)
  4        Form of Certificate representing Common Stock(1)

  4.1      Form of Warrant Agreement(2)
  4.3      Form of Warrant Certificate(1)
  4.4 Loan and Security Agreement, dated as of April 20, 1998, executed by and between Registrant and NationsCredit Commercial Corporation(4)
  4.5      Form of Class A Stock Purchase Warrant Certificate(1)
  4.7      Form of Class C Stock Purchase Warrant Certificate(1)
  4.8 Form of Stock Option / Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan(1)
  4.9 Form of Representative's Warrant Agreement, dated December 18, 1996, by and between the Registrant and Dickinson & Co.(2)
 10.1      CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option
           Plan(1)
 10.1(a) First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated October 1, 1996(1)
 10.2      CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock
           Plan(1)
 10.2(a) First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan, dated October 1, 1996(1)
 10.3 Commercial Lease, dated February 5, 1993, executed by and between Registrant and Principal Mutual Life Insurance Company(1)
 10.4      Form of Promissory Note of the Registrant, dated March 16, 1999(5)
 10.5 Form of Security Agreement underlying Promissory Note of the Registrant, dated March 16, 1999(5)
 10.6 Agreement of Purchase and Sale of Assets between the Registrant and Weld Racing, Inc. dated September 30, 1999(6)
 10.7 Exclusive Field of Use License Agreement between the Registrant and Weld Racing, Inc. dated September 30, 1999(6)
 10.8 Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999(6)
 10.9 Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999(6)
10.10      Form of Promissory Note of the Registrant, dated December 22, 1999(7)
10.11 Form of Security Agreement underlying Promissory Note of Registrant, dated December 22, 1999(7)
10.12      Stock Option(8)
10.13      Sales Agreement(8)
10.14      Amendment to Sales Agreement(8)
10.15      Form of Promissory Note of the Registrant, dated August 1, 2000 (9)
10.16 Form of Security Agreement underlying Promissory Note of the Registrant, dated August 1, 2000 (9)
10.17 Form of Security Agreement (Pledge) underlying Promissory Note of the Registrant, dated August 1, 2000 (9)
10.18 Exclusive Field of Use License Agreement between the Registrant and Performance Wheel Outlet, Inc. dated September 1, 2000 (9)
10.19      Form of Promissory Note of the Registrant, dated March 1, 2001 (9)
10.20      Form of Restricted Stock Agreement with Trademarketing Resources,
           Inc. (10)
10.21      Licensing Representation Agreement with Trademarketing Resources,
           Inc. (11)
11         Schedule of Computation of earnings per Share
21         List of Subsidiaries of the Registrant(1)
---------------
(1) Incorporated by reference to Cragar's Registration on Form SB-2 (No. 333-13415)

(2) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)
(3) Incorporated by reference to Cragar's Current Report of Form 8-K, filed January 23, 1999 (No. 1-12559)
(4) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on May 15, 1998 (No. 1-12559)
(5) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on May 12, 1999 (No. 1-12559)
(6) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on November 15, 1999 (No. 1-12559)
(7) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 1-12559)
(8) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on August 15, 2000 (No. 1-12559)
(9) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1-12559)
(10) Incorporated by reference to Cragar's Registration Statement on form S-8 filed on May 22, 2001 (No. 333-61414)
(11) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on August 14, 2001 (No. 1-12559)

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CRAGAR INDUSTRIES, INC.


                                             By: /s/ Michael L. Hartzmark
                                                -------------------------------
                                                 Michael L. Hartzmark
                                                 Chief Executive Officer

     Date:   March 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                      DATE
      ---------                            -----                      ----

/s/ Michael L. Hartzmark       Treasurer, Chief Executive         March 30, 2002
--------------------------     Officer, and Director
Michael L. Hartzmark           (Principal Executive Officer)


/s/ Richard P. Franke          Chief Financial Officer            March 30, 2002
--------------------------
Richard P. Franke              (Principal Financial Officer)

/s/ Michael Miller             Secretary, President, and          March 30, 2002
--------------------------     Director Officer, and
Michael Miller                 Director

/s/ Marc Dworkin               Director                           March 30, 2002
--------------------------
Marc Dworkin

/s/ Donald McIntyre            Director                           March 30, 2002
--------------------------
Donald McIntyre

/s/ Mark Schwartz              Director                           March 30, 2002
--------------------------
Mark Schwartz

                             CRAGAR INDUSTRIES, INC.
                                  BALANCE SHEET
                               DECEMBER 31, 2001


                                     ASSETS
                                                                    December 31,
                                                                       2001
                                                                   ------------
Current Assets
     Cash                                                          $     33,216
     Non-trade Receivables                                              132,233
     Investment in Wrenchead.com                                         78,489
     Other Current Assets                                               240,000
                                                                   ------------
       Total Current Assets                                             483,938

Other Assets                                                             30,000
                                                                   ------------
Total Assets                                                       $    513,938
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                              $    491,808
     Notes payable - related parties                                  1,305,500
     Accrued interest                                                     7,999
     Accrued expenses                                                   192,692
                                                                   ------------
       Total current liabilities                                      1,997,999
                                                                   ------------
Total liabilities                                                     1,997,999
                                                                   ------------

Stockholders' Deficit
     Common stock, par value $.01; authorized
       10,000,000 shares 3,897,611 shares issued
       and outstanding                                                   38,976
     Additional paid-in capital - common                             15,679,177
     Accumulated deficit                                            (17,202,214)
                                                                   ------------
       Total stockholders' deficit                                   (1,484,061)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $    513,938
                                                                   ============

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
Net sales                                           $          -   $    319,567
Royalty Revenues                                         459,011        435,287
                                                    ------------   ------------
       Total Revenues                                    459,011        754,854

Cost of Goods Sold                                             -        379,676
                                                    ------------   ------------
       Gross Profit                                      459,011        375,178

Selling, general and administrative expenses             556,544        887,643

       Loss on Investment                             (1,229,029)             -
                                                    ------------   ------------

       Loss from Operations                           (1,326,562)      (512,465)
                                                    ------------   ------------
Non-operating income (expenses), net
       Interest Expenses                                (132,774)      (157,347)
       Other, net                                         29,292              -
       Gain on Sale of Assets                             24,501      1,646,208
                                                    ------------   ------------
       Total non-operating income (expenses), net        (78,981)     1,488,861
                                                    ------------   ------------

Net earnings (loss) before income taxes and
       extraordinary item                             (1,405,543)       976,396

Income Taxes                                                   -              -
                                                    ------------   ------------
Net earnings (loss) before extraordinary item         (1,405,543)       976,396

Extraordinary Item
       Forgiveness of Debt                                48,512         98,633
                                                    ------------   ------------

Net Earnings (Loss)                                 $ (1,357,031)  $  1,075,029
                                                    ============   ============

Basic Earnings (Loss) Per Share                     $      (0.37)  $       0.30
                                                    ============   ============

Diluted Earnings per Common and Common
       Equivalent Share                             $      (0.37)  $       0.30
                                                    ============   ============

Basic Weighted Average Shares Outstanding              3,721,908      2,762,759
                                                    ============   ============

Diluted Weighted Average Shares Outstanding            3,721,908      2,802,100
                                                    ============   ============

                             CRAGAR INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     ADDITIONAL
                                  COMMON STOCK           PREFERRED STOCK           PAID-IN CAPITAL
                             ----------------------  ----------------------  --------------------------
                                                                                                                          TOTAL
                               NUMBER                  NUMBER                                             ACCUMULATED  STOCKHOLDERS'
                             OF SHARES     AMOUNT     OF SHARES    AMOUNT       COMMON       PREFERRED      DEFICIT      DEFICIT
                             ----------  ----------  ----------  ----------  ------------  ------------  ------------  ------------
Balances at
  December 31, 1999           2,456,990  $   24,570       22,500 $      225  $ 12,244,515  $  2,166,956  $(16,390,552) $ (1,954,286)
Conversion of Bridge
  Financing                      97,500         975          --          --       291,649            --            --       292,624
Preferred stock converted
  to common stock               456,393       4,564     (11,500)       (115)    1,350,924    (1,149,885)     (205,488)           --
Common stock issued in
  vendor settlement               5,833          58          --          --        17,442            --            --        17,500
Amortization of warrant
  valuation                          --          --          --          --            --        76,444       (76,444)           --
Net income                           --          --          --          --            --            --     1,075,029     1,075,029
                             ----------  ----------  ----------  ----------  ------------  ------------  ------------  ------------
Balances at
  December 31, 2000           3,016,716      30,167      11,000         110    13,904,530     1,093,515   (15,597,455)     (569,133)
Preferred stock converted
  to common stock               616,131       6,161     (11,000)       (110)    1,335,773    (1,093,515)     (248,309)           --
Common stock issued for
  professional and
  licensing fees                256,364       2,564          --          --       398,636            --           581       401,781
Common stock issued for
  exercise of warrants            8,400          84          --          --         8,316            --            --         8,400
Issuance of warrants                 --          --          --          --        31,922            --            --        31,922
Net loss                             --          --          --          --            --            --    (1,357,031)   (1,357,031)
                             ----------  ----------  ----------  ----------  ------------  ------------  ------------  ------------
Balances at
      December 31, 2001       3,897,611  $   38,976          --  $       --  $ 15,679,177  $         --  $(17,202,214) $ (1,484,061)
                             ==========  ==========  ==========  ==========  ============  ============  ============  ============

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                      For the Years Ended
                                                                           December 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                $ (1,357,031)  $  1,075,029
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization of property and equipment                --        100,167
      (Gain) loss on disposition of property and equipment              (24,501)        16,271
      Gain on disposition of investments                                     --     (1,803,882)
      Loss on investment                                              1,229,029             --
      Vendor settlement paid with investments                                --         56,209
      Extraordinary gain from forgiveness of debt                       (48,512)       (98,633)
      Issuance of stock for services                                    401,781             --
      Warrants issued for financing costs                                31,922             --
      Accounts payable paid with property, equipment and stock               --         17,500
      Interest added to notes payable                                        --         38,124

      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                             294,641      1,149,245
        Non-trade receivables                                           (14,549)      (117,684)
        Inventory                                                            --        540,373
        Prepaid expenses and other current assets                      (237,500)        76,165
        Other assets                                                     27,624             --
        Accounts payable                                                 99,438       (332,592)
        Accrued expenses                                               (510,523)      (123,782)
        Accrued interest                                                 (1,731)       (44,217)
        Deferred revenue                                                     --       (275,000)
                                                                   ------------   ------------
          Net cash provided (used) by operating activities         $   (109,912)  $    273,293
                                                                   ------------   ------------

                             CRAGAR INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       For the Years Ended
                                                                           December 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from investing activities:
        Purchase of investments                                    $         --   $ (1,775,600)
        Proceeds from sale of investments, net                               --      2,675,443
        Proceeds from disposition of property and equipment              66,428        125,325
                                                                   -------------  ------------
                Net cash provided by investing activities                66,428      1,025,168
                                                                   ------------   ------------

Cash flows from financing activities:
        Issuance of common stock                                          8,400             --
        Net (repayments) on line of credit                                   --     (2,331,548)
        Net proceeds on notes payable to related parties                     --      1,100,000
                                                                   ------------   ------------
               Net cash provided (used) by financing activities           8,400     (1,231,548)
                                                                   ------------   ------------

Increase (decrease) in cash and cash equivalents                        (35,084)        66,913

Cash and cash equivalents at beginning of year                           68,300          1,387
                                                                   ------------   ------------

Cash and cash equivalents at end of year                           $     33,216   $     68,300
                                                                   ============   ============
Supplemental disclosure of cash flow information:
        Net cash paid for interest                                 $    134,505   $    163,440
                                                                   ============   ============
Non-cash Financing and Investing Activities
        Gain on forgiveness of debt                                $     48,512   $     98,633
                                                                   ============   ============

        Issuance of common stock warrants                          $     31,921   $      4,830
                                                                   ============   ============

        Accounts payable satisfied with equipment and investments  $         --   $     38,124
                                                                   ============   ============

        Debt converted to common stock                             $         --   $    260,000
                                                                   ============   ============

        Interest added to debt balance                             $         --   $     38,124
                                                                   ============   ============

        Preferred stock dividend satisfied in common stock         $         --   $    205,488
                                                                   ============   ============

        Common stock issued for accounts payable                   $         --   $     17,500
                                                                   ============   ============

                             CRAGAR INDUSTRIES, INC.
                                INCOME STATEMENT

                                                        For the Years Ended
                                                             December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
Net sales                                                  0.00%         42.33%
Royalty Revenues                                         100.00%         57.67%
                                                    ------------   ------------
       Total Revenues                                    100.00%        100.00%

Cost of Goods Sold                                         0.00%         50.30%
                                                    ------------   ------------
       Gross Profit                                      100.00%         49.70%

Selling, general and administrative expenses             121.25%        117.59%
       Loss on investment                               -267.76%          0.00%
                                                    ------------   ------------

       Income from Operations                           -289.01%        -67.89%
                                                    ------------   ------------
Non-operating income (expenses), net
       Interest Expenses                                 -28.93%        -20.84%
       Other, net                                          6.38%          0.00%
       Gain on Sales of Assets                             5.34%        218.08%
                                                    ------------   ------------
       Total non-operating income (expenses), net        -17.20%        197.24%
                                                    ------------   ------------
Net earnings before income taxes and
       extraordinary item                               -306.21%        129.35%

Income Taxes                                               0.00%          0.00%
                                                    ------------   ------------

Net earnings before extraordinary item                  -306.21%        129.35%

Extraordinary Item
       Forgiveness of Debt                                10.57%         13.07%
                                                    ------------   ------------

Net Earnings                                            -295.64%        142.42%
                                                    ============   ============

                             CRAGAR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                     NOTE 1
 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF
                                   ESTIMATES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

CRAGAR Industries, Inc. (The Company) designed, produced and sold composite, aluminum, steel and wire custom wheels and wheel accessories. It marketed and sold to aftermarket distributors and dealers throughout the United States, Canada, Australia and other international markets. During the year ended December 31, 1999 the Company changed its primary business strategy from the manufacturing, marketing and distribution of CRAGAR products to the licensing of them.

In connection with the reassessment of its business strategy, Cragar entered into licensing agreements and agreements to sell assets to Weld Racing, Inc., Carlisle Tire & Wheel Co., and Performance Wheel Outlet, Inc. Pursuant to these agreements Cragar granted an exclusive worldwide license to manufacture, sell, and distribute certain lines of wheels and related accessories in exchange for a royalty based on sales of the licensed products.

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

ACCOUNTS RECEIVABLE

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of December 31, 2001, no provision was established as the Company did not have any trade receivables.

INVESTMENTS

Investments consist of nonmarketable common stock and options to purchase nonmarketable common stock. The investments are stated at the lower of cost or market. During the year ended December 31, 2001, a loss on impairment was reported against the investment in the amount of $1,229,029. The fair value was determined based upon sales of the Common Stock subsequent to the balance sheet date.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three (3) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 2001 and 2000, depreciation expense was zero and $23,723, respectively.

DEFERRED REVENUE

Deferred revenue consists of amounts received under agreements entered into by the Company for the licensing of their products. Revenues will be recorded in the future as royalties are earned under these agreements.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment to the customer. Provisions are made currently for estimated product returns.

Revenue under licensing agreements is recorded as royalties are earned under the agreements.

IMPAIRMENT OF LONG-LIVED ASSETS

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

INCOME TAXES

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

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED):
--------------------------------------------------------------------------------

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

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding options are not included in the computation of diluted earnings per share because their effect would be antidilutive.

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options and warrants at December 31, 2001 of 710,475 have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED):
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Since the fair value is estimated as of December 31, 2001, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                        NOTES PAYABLE TO RELATED PARTIES
--------------------------------------------------------------------------------

As of December 31, 2001, notes payable consists of the following:

Note payable to two individuals, with interest at the rate of prime plus
2.25% per annum. Interest payments due monthly;
the principal balance due August 1, 2002                                             $ 1,200,000

Note payable to an individual, with interest at the rate of prime plus 2.25% per
annum. Interest payments due monthly; principal balance due March 1, 2002                105,500
                                                                                   -----------------
                                                                                     $ 1,305,500
                                                                                   =================


--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

COMMON STOCK

During the year ended December 31, 2001 the Company issued common stock as follows: 140,000 shares of common stock, were issued for consulting services; 116,364 shares of common were issued for marketing services; 8,400 shares of common stock were issued as a result of an individual exercising a stock option.

WARRANTS

At December 31, 2001 and 2000, the Company had outstanding Class A warrants to purchase 7,877.5 shares of the Company's common stock at $1.43 per share. These warrants became exercisable on January 1, 1993 and expire on December 31, 2002. In addition, at December 31, 2000, the Company had outstanding Class C warrants to purchase 21,000 shares of the Company's common stock at $3.25 per share. These warrants became exercisable on July 1, 1996. During the year ended December 31, 2001 8,400 of these warrants were exercised and the remainder expired on June 30, 2001. In the opinion of management, the exercise price of the Class A and C warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of grant.

As a result of the completion of the Company's initial public offering in December 1996, warrants to acquire 977,500 shares of the Company's common stock at $6.60 per share and representative's warrants to acquire 85,000 shares of the Company's common stock at $7.50 per share were outstanding at December 31, 2000. These warrants expired in December 2001.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

WARRANTS (CONTINUED)

Warrants to acquire 333,333 shares of the Company's common stock at $8.75 per share in conjunction with the 1998 issuance of preferred stock were outstanding at December 31, 2000. These warrants became exercisable in January 1998 and expired in January 2001. These warrants were valued at $229,333 and recorded as a contra entry to additional paid-in capital - preferred. This amount is being amortized to accumulated deficit on a straight-line basis over the three (3) year life of the warrants.

Warrants to acquire 50,000 shares of the Company's common stock at $5.25 per share relating to the Company's 1998 acquisition of a credit facility were outstanding at December 31, 2001 and 2000. The warrants became exercisable in April 1998 and expire in April 2003. These warrants were valued at $21,900 based upon the market value of similar publicly traded warrants as of the date of grant. The warrant value was fully amortized to interest expense in 1998.

Warrants to acquire 12,500 shares of the Company's common stock at $3.00 per share related to the acquisition of notes payable were outstanding. The warrants were exercisable upon issuance and expire in January 2003. These warrants were valued at $13,000 based upon the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during 1998.

During April 1999 the Company granted warrants to purchase 73,500 shares of the Company's common stock at $5.00 per share relating to personal pledges made by stockholders related to the Company's credit facility. The warrants are exercisable upon issuance and expire in April 2002. These warrants were valued at $54,472 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

Warrants to purchase 3,500 shares of the Company's common stock at $1.80 per share relating to the acquisition of notes payable were outstanding at December 31, 2001 and 2000. The warrants were exercisable upon issuance and expire in December 2002. These warrants were valued at $2,825 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

Warrants to purchase 77,000 shares of the Company's common stock at $5.00 per share relating to personal pledges made by stockholders related to the Company's credit facility were outstanding at December 31, 2001 and 2000. The warrants are exercisable upon issuance and expire in April 2003. These warrants were valued at $2,310 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2000.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

WARRANTS (CONTINUED)

Warrants to purchase 84,000 shares of the Company's common stock at $3.15 per share relating to the line of credit provided by the stockholders were outstanding at December 31, 2001 and 2000. These warrants were valued at $2,520 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2000.

During the year ended December 31, 2001, warrants to purchase 8,400 shares of the Company's common stock were exercised. During the year ended December 31, 2000, warrants to purchase 97,500 shares of the company's common stock were exercised.

During August 2001, the Company granted warrants to purchase 84,000 shares of the Company's common stock at $1.80 per share relating to the line of credit provided by the stockholders. These warrants were valued at $31,922 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2001.

--------------------------------------------------------------------------------
                                     NOTE 4
                                STOCK OPTION PLAN
--------------------------------------------------------------------------------

During 1996 the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and non-employee director plan (the Plans), which permit the granting of options to purchase shares of the Company's common stock to eligible employees and directors. In August, 2001 the Board of Directors approved an amendment to the Plans increasing the number of shares available to the plans to 550,000. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under the provisions of the Plans with similar terms to the incentive and non-incentive stock options. Shares available for grant under the Plans as of December 31, 2001 and 2000, were 184,900 and 182,400, respectively.

The per share weighted average fair value of stock options granted during 2001 and 2000 was $.40 and $.93, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 37.9% and 57.6%, respectively, and an expected life of 3 years, respectively. The risk free interest rate was 6.0% and 8.0% for 2001 and 2000, respectively.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                          STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net loss and net loss per common share for the years ended December 31, 2001 and 2000, respectively, would have been adjusted to the pro forma amounts indicated below.

                                                       2001                   2000
                                                   -------------         -------------
          Net income (loss)
             As reported                           $  (1,357,031)        $   1,075,029
             Pro forma                             $  (1,425,591)        $     984,450

          Basic earnings (loss) per share
             As reported                           $       (0.37)        $        0.30
             Pro forma                             $       (0.38)        $        0.27

          Diluted earnings (loss) per share
             As reported                           $       (0.37)        $        0.30
             Pro forma                             $       (0.38)        $        0.26

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period.

A summary of the aforementioned stock plan for the years ended December 31, 2001 and 2000 is as follows:

                                                                 2001                        2000
                                                        -----------------------     -----------------------
                                                           Weighted Average           Weighted Average
                                                        Number of      Exercise   Number of       Exercise
                                                         Shares          Price      Shares          Price
                                                        -------        --------     -------        --------
          Balance at beginning of year                  269,800        $   4.23     229,800        $   4.35
          Granted                                       100,000            1.48      40,000            3.55
          Forfeited                                        --             --           --             --
          Exercised                                        --             --           --             --
                                                        -------        --------     -------        --------
          Balance at the end of the year                369,800        $   3.13     269,800        $   4.23
                                                        =======        ========     =======        ========
          Exercisable at end of year                    308,300        $   3.12     143,467        $   4.47
                                                        =======        ========     =======        ========
          Weighted average fair value of
                 options granted during the year                       $   0.40                    $   0.93
                                                                       ========                    ========

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                          STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

A summary of stock options granted at December 31, 2001 is as follows:

                   Options Outstanding                                    Options Excercisable
     --------------------------------------------------    ---------------------------------------------------
                                                                            Weighted            Weighted
                      Number               Average          Weighted         Number              Average
                   Outstanding at         Remaining          Average     Excercisable at        Remaining
       Exercise     December 31,         Contractual         Exercise      December 31,         Contractual
        Prices         2000             Life (in years)        Price          2000             Life (in years)
        ------         ----             ---------------        -----          ----             ---------------
    $5.12 - 5.14      63,500                 5.50             $ 5.12         63,500                 5.50
         5.25          6,000                 6.60               5.25          6,000                 6.60
         5.60         44,300                 4.83               5.60         44,300                 4.83
         3.75         17,000                 7.00               3.75         11,334                 7.00
         3.75         45,500                 7.50               3.75         45,500                 7.50
         3.13          6,000                 7.33               3.13          6,000                 7.33
         3.00         47,500                 7.08               3.00         31,666                 7.08
         3.50         12,000                 8.21               3.50         12,000                 8.21
         4.50         12,000                 8.54               4.50         12,000                 8.54
         2.88         16,000                 8.96               2.88         16,000                 8.96
         2.25         16,000                 9.37               2.25         16,000                 9.37
         2.13          8,000                 9.18               2.13          8,000                 9.18
         1.26         60,000                 9.86               1.26         20,000                 9.86
         1.20         16,000                 9.86               1.20         16,000                 9.86
                 -----------                                  ------     ----------
                     369,800                                  $ 3.12        308,300
                 ===========                                  ======     ==========

--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

The company entered into a four year contract with Trademarketing Resources, Inc. ("TRI") wherein TRI will develop a marketing strategy to broaden the use of Cragar's intellectual property, including the CRAGAR brand name. Under the terms of the agreement TRI will receive total compensation of $120,000 per year payable in common stock of Cragar. In addition, TRI will be paid a commission based on a percentage of gross royalty income from licensees obtained from TRI. The commission rate will vary from 25% of gross royalty income to 37.5% of gross royalty income based upon varying revenue levels. This contract may be cancelled after the second year if certain performance standards have not been met.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INCOME TAXES
--------------------------------------------------------------------------------

The Company had no current income taxes for the years ended December 31, 2001 and 2000. As of December 31, 2001 deferred tax assets consist of the following:

Accrued expenses                             50,799
Net operating loss carryforwards          4,445,201
                                        -----------

Total deferred tax asset                  4,496,000
Less valuation allowance                 (4,496,000)
                                        -----------

Net deferred tax asset                  $      --
                                        ===========

The Company has net operating loss carryforwards at December 31, 2001 of approximately $14,993,000 for federal income tax purposes, which begin to expire in 2010.

The net change in the valuation allowance for the year ended December 31, 2001 was an increase of $134,100. For the year ended December 31, 2000 the net change was a decrease of $1,008,300. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

--------------------------------------------------------------------------------
                                     NOTE 7
                                OPERATING LEASES
--------------------------------------------------------------------------------

The Company had leased office and warehouse facilities and various equipment items under operating leases expiring through June 2003. During the year ended December 31, 2001, the Company cancelled all the operating leases. The terms of the cancellations included the payment of approximately $141,400, which was charged to expense during the year ended December 31, 2000.

During December 1999 the Company entered into an agreement to sublease a substantial portion of the facilities that the Company leased. The Company continued to bear primary financial responsibility for the original lease of the facility. The sublease was cancelled in March, 2001.

Total gross rental income for the years ended December 31, 2001 and 2000 was approximately $40,000 and $440,000, respectively.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 8
                         INCOME (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------

A summary of the Company's basic and diluted income (loss) per share is as follows:

Years Ended December 31,

                                                                            2001               2000
                                                                        -----------         -----------
Net income (loss) before extraordinary items                            $(1,357,031)        $   976,396
Less preferred dividends in arrears                                            --              (241,933)
                                                                        -----------         -----------
Income (loss) available to common stockholders before
       extraordinary item                                                (1,357,031)            734,463
Extraordinary item - gain on forgiveness of debt                               --                98,633
                                                                        -----------         -----------
Income (loss) available to common stockholders used in basic EPS        $(1,357,031)        $   833,096
                                                                        ===========         ===========

Basic EPS weighted average shares outstanding                             3,721,908           2,762,759
                                                                        ===========         ===========

Basic income (loss) per common share before extraordinary item          $     (0.37)        $      0.27
Extraordinary item                                                             --                  0.03
                                                                        -----------         -----------
Basic (income) loss per common share                                    $     (0.37)        $      0.30
                                                                        ===========         ===========

Diluted EPS weighted average shares outstanding                           3,721,908           2,802,100
                                                                        ===========         ===========

Diluted income (loss) per common and common equivalent
      share before extradorinary item                                   $     (0.37)        $      0.27
Extraordinary item                                                             --                  0.03
                                                                        -----------         -----------
Diluted income (loss) per common and common equivalent
      share before extradorinary item                                   $     (0.37)        $      0.30
                                                                        ===========         ===========

--------------------------------------------------------------------------------
                                     NOTE 9
                               EXTRAORDINARY GAIN
--------------------------------------------------------------------------------

During the years ended December 31, 2001 and 2000 the Company recorded extraordinary gains in the amounts of $48,512 and $98,633, respectively, resulting from the forgiveness of debts by certain creditors of the Company. No tax is calculated on the gain due to the operating loss carryforwards that the Company has available to offset the resulting income.

--------------------------------------------------------------------------------
                                    NOTE 10
                CONCENTRATIONS OF CREDIT RISK - MAJOR CUSTOMERS:
--------------------------------------------------------------------------------

During the year ended December 31, 2001 the Company received all of its licensing fee royalties from two licensees.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 11
                                  GOING CONCERN
--------------------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $17,202,014 as of December 31, 2001, has generated substantial losses from operations for several years, and has a stockholders' deficit of $1,484,061 as of December 31, 2001. The Company's business plan calls for a change in general business strategy, transitioning from the manufacturing, marketing and distribution of custom wheels and wheel accessories to the licensing of their products. The Company plans to maintain revenues from licensing agreements while substantially decreasing costs. There is no certainty that the Company's plans will be successfully carried out. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------
                                     NOTE 12
                                SUBSEQUENT EVENT
--------------------------------------------------------------------------------

In March 2002, the Company entered into a settlement agreement with Titan International ("Titan") and Automotive Wheels, Inc. Per the terms of the settlement agreement, Titan is to pay the Company the sum of $300,000 in two equal installments of $150,000 each. The first payment is due on or before March 18, 2002. The second payment is due on or before March 15, 2003.

                          INDEPENDENT AUDITORS' REPORT



To The Stockholders and Board of Directors of
Cragar Industries, Inc.

We have audited the accompanying balance sheet of Cragar Industries, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cragar Industries, Inc. as of December 31, 2001, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
February 22, 2002