Form 10QSB
period 2002-03-31
CRAGAR INDUSTRIES INC /DE
filed 2002-05-15
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2002


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to ___________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Number of shares of common stock, $.01 par value, outstanding as of March 31, 2002: 3,897,611.

     Transitional small business disclosure format.    Yes [_] No [X]
================================================================================

                             CRAGAR INDUSTIRES, INC.
                            Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001

                                                                                 March 31,            December 31,
                                                                                    2002                 2001
                                                                                ------------         ------------
                                                                                (unaudited)
                                     ASSETS
Current Assets
       Cash and cash equivalents                                                $    110,419         $     33,216
       Non-trade receivables                                                         281,426              132,233
       Investments                                                                    78,489               78,489
       Other current assets                                                          222,945              240,000
                                                                                ------------         ------------
             Total current assets                                                    693,279              483,938

Other Assets                                                                            --                 30,000
                                                                                ------------         ------------

Total Assets                                                                    $    693,279         $    513,938
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable                                                         $    485,670         $    491,808
       Notes payable - related parties                                             1,305,500            1,305,500
       Accrued interest                                                               10,004                7,999
       Accrued expenses                                                               87,117              192,692
                                                                                ------------         ------------
             Total current liabilities                                             1,888,291            1,997,999
                                                                                ------------         ------------

Total Liabilities                                                                  1,888,291            1,997,999
                                                                                ------------         ------------

Stockholders' Deficit
       Common stock, par value $0.01; 10,000,000 shares authorized,
             3,897,611 and 3,897,611 respectively issued and outstanding              38,976               38,976
       Additional paid-in capital - comon                                         15,679,177           15,679,177
       Accumulated deficit                                                       (16,913,165)         (17,202,214)
                                                                                ------------         ------------
             Total stockholders' deficit                                          (1,195,012)          (1,484,061)
                                                                                ------------         ------------

Total Liabilities and Stockholders' Deficit                                     $    693,279         $    513,938
                                                                                ============         ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           2002                2001
                                                                       -----------         -----------
Net sales                                                              $      --           $      --
Royalty revenues                                                           131,586             131,419
                                                                       -----------         -----------

                     Total revenues                                        131,586             131,419

Cost of goods sold                                                            --                  --
                                                                       -----------         -----------

                     Gross profit                                          131,586             131,419

Selling, general and administrative expenses                               154,187              97,549
                                                                       -----------         -----------

                     Income (loss) from operations                         (22,601)             33,870
                                                                       -----------         -----------
Non-operating income (expenses), net
           Interest expense                                                (27,138)            (39,151)
           Gain on sale of investment                                       35,513              13,001
           Litigation settlement                                           300,000                --
           Other                                                             3,275              50,733
                                                                       -----------         -----------
                     Total non-operating income (expenses), net            311,650              24,583
                                                                       -----------         -----------

Net earnings (loss) before income taxes                                    289,049              58,453

Income taxes                                                                  --                  --
                                                                       -----------         -----------

Net earnings                                                           $   289,049         $    58,453
                                                                       ===========         ===========

Basic earnings per common share                                        $      0.07         $      0.02
                                                                       ===========         ===========

Diluted earnings per common share                                      $      0.07         $      0.01
                                                                       ===========         ===========

Basic weighted average shares outstanding                                3,897,611           3,627,014
                                                                       ===========         ===========

Diluted weighted average shares outstanding                              3,901,900           5,375,655
                                                                       ===========         ===========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                       2002              2001
                                                                                    ---------         ---------
Cash Flows from operating activities
      Net earnings                                                                  $ 289,049         $  58,453
      Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
              Increase (decrease) in cash resulting from changes in:
                   Accounts receivable - non trade                                   (149,193)          (21,351)
                   Other current assets                                                17,055           (39,800)
                   Other assets                                                        30,000            21,320
                   Accounts payable and accrued expenses                             (111,713)         (106,046)
                   Accrued interest                                                     2,005             3,325
                                                                                    ---------         ---------
                        Net cash provided by (used in) operating activities            77,203           (84,099)

Cash flows from investing activities
      Disposition of property and equipment                                              --              41,926
                                                                                    ---------         ---------


                        Net increase (decrease) in cash and cash equivalents           77,203           (42,173)

Cash and cash equivalents at beginning of period                                       33,216            68,300
                                                                                    ---------         ---------

Cash and cash equivalents at end of period                                          $ 110,419         $  26,127
                                                                                    =========         =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                        $  25,133         $  35,826
                                                                                    =========         =========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

1.         Summary of Significant Accounting Policies
           Basis of Presentation:

           The interim financial data as of and for the three months ended March 31, 2002, and 2001 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

           The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.         Basic and Diluted Earnings  per Share

           Basic and diluted earnings per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB.

3. The accompanying financial statements are prepared using the generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and negative equity as of the balance sheet date.

           The above conditions indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Results of Operations" and "Special Considerations," describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. In addition, no assurance can be given regarding the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs will be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 2001 financial statements has been qualified for a going concern.

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

     As a consequence of the transactions with Performance, Weld, and Carlisle, we no longer engage in the manufacture, marketing, sale, or distribution of any products related to our one-piece wheel business, wrought wheel business, and steel outer rims wheel business, which together generated practically all of our revenue in 2001. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased our revenue and related operating and marketing costs.

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

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 2002 and 2001:

                                                  THREE MONTHS ENDED MARCH 31,
                                                      2002            2001
                                                  --------------------------
           Total revenues                            100.0%          100.0%
           Cost of goods sold                         00.0            00.0
                                                  ----------      ----------
           Gross profit                              100.0           100.0
           SG&A                                      117.18           74.2
                                                  ----------      ----------
           Income (loss) from operations             (17.18)          25.8
           Non-operating income (expense), net       236.84           18.7
           Income taxes                                -               -
           Extraordinary gain                          -               -
                                                  ----------      ----------
           Net earnings                              219.67%          44.5%
                                                  ==========      ==========


COMPARISON OF QUARTER ENDED MARCH 31, 2002 AND QUARTER ENDED MARCH 31, 2001

     REVENUE. Total revenues consist of royalties on the sale of licenced products. Total revenues for the quarter ended March 31, 2002 and 2001, were $131,586 compared to $131,419, represents a 0.1% increase in total revenue.

     GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Currently, we do not realize any cost of goods sold, since all of our total revenue is derived from royalties. Gross profit for the fiscal quarter ended March 31, 2002 was $131,586 compared to $131,419 for the fiscal quarter ended March 31, 2001.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended March 31, 2002 were $154,187 compared to $97,549 for the quarter ended March 31, 2001, a 61.1% increase. This increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of the Cragar brand names. For the quarter ended March 31, 2002 we incurred $12,275 in legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled.

     NON-OPERATING INCOME, NET. Non-operating income, net, for the fiscal quarter ended March 31, 2002 were $311,650 compared to non-operating income, net of $24,583 for the same fiscal quarter ended March 31, 2001. This increase of $287,067, was attributable primarily to the settlement of the Titan International Lawsuit..

     INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the first fiscal quarter of 2002 or 2001.

     NET EARNINGS; EARNINGS PER SHARE. Net earnings for the fiscal quarter ended March 31, 2002 were $289,049 compared to net earnings of $58,453 for the fiscal quarter ended March 31, 2001. Basic earnings per share for the fiscal quarter ended March 31, 2002 were $0.07 compared to basic earnings per share of $0.02 for the fiscal quarter ended March 31, 2001. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, we secured a credit facility with NationsCredit Commercial Funding Corporation. The terms of the NCFC credit facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC credit facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of fiscal year 2000, we paid off and terminated the NCFC credit facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and is due to expire in August 2002. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. This loan is secured by substantially all of our assets and expires in April 2003.

     At March 31, 2002, we had an accumulated deficit of $16,913,165. For the fiscal quarter ended March 31, 2002, our operating activities provided $77,203 of cash, which was primarily attributable to lower payments on accounts payable and accrued expenses, including legal costs associated with our various litigation matters and the settlement of the Titan Lawsuit. During the fiscal quarter ended March 31, 2002, our investing activities provided/used no cash.

     We do not anticipate any major capital budget expenditures in fiscal year 2002. In addition, we do not believe our operating activities will generate sufficient cash flow to meet our operating cash flow requirements and other current obligations. Consequently, it is likely we will be required to raise additional funds from equity or debt financing or receive an extension on our loans. However, we cannot provide any assurance that such additional financing will be available on terms acceptable to us, if at all. See Item 2 - "Business - Special Considerations."

SEASONALITY

     Historically, we have experienced higher total revenue in the first two quarters of the year than in the latter half of the year. We believe that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories and its ultimate customers having added liquidity from income tax refunds during the first half of the year. We expect this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by our license partners.

INFLATION

     Increases in inflation generally result in higher interest rates. Higher interest rates on our borrowings would decrease our profitability. To date, general price inflation has not had a significant impact on our operations; however, increases in metal prices have from time to time, and could in the future, adversely affect the total revenue derived from the sales of our licensed products. See "Special Considerations - Dependence on External Financing" and "History of Previous Losses; Stockholders' Deficit; Going Concern Opinion."

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

     During the 1999 fiscal year, we filed a complaint against Titan Wheel International, Inc. and Titan International, Inc. in the United States District Court for the District of Arizona, Case No. CIV99-0649, seeking damages of more than $5,500,000. The lawsuit alleged, among other things, breach of contract, breach of warranty, and conversion arising out of a supply contract with Titan's subsidiary Automotive Wheel, Inc. for the delivery of automotive wheels to our company. In 2001, we amended the complaint to include the charge of fraud by Titan. As of March 18, 2002, the parties had settled this lawsuit.

     Automotive Wheels Inc. (a wholly-owned subsidiary of Titan International, Inc.), filed a lawsuit against us in the United States District Court for the District of Arizona, Case No. CIV01-2374, seeking a recovery of $430,000. The lawsuit alleged, among other things, breach of contract and unjust enrichment arising out of a supply arrangement that was terminated in 1997. The action was directly related to our action against Titan discussed above. As of March 18, 2002, the parties had settled this lawsuit.

     Sears, Roebuck and Co., filed a lawsuit against us in the Superior Court, Maricopa County, State of Arizona, Case No. CV2001021979, seeking a recovery of $29,000. The lawsuit alleged, among other things, breach of contract and conversion arising out of a supply arrangement that was terminated in 1999. We plan on vigorously defending this matter.

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

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996 (1)
3.2        Amended and Restated Bylaws of the Registrant (1)
3.3        Form of Certificate of Designation (3)
4          Form of Certificate representing Common Stock (1)
4.1        Form of Warrant Agreement (2)
4.3        Form of Warrant Certificate (1)
4.4 Loan and Security Agreement, dated as of April 20, 1998, executed by and between Registrant and NationsCredit Commercial Corporation (4)
4.5        Form of Class A Stock Purchase Warrant Certificate (1)
4.7        Form of Class C Stock Purchase Warrant Certificate (1)
4.8 Form of Stock Option / Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc.
           1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan (1)
4.9 Form of Representative's Warrant Agreement, dated December 18, 1996, by and between the Registrant and Dickinson & Co. (2)
10.1       CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option
           Plan (1)
10.1(a) First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated October 1, 1996 (1)
10.2       CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan
           (1)
10.2(a) First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan, dated October 1, 1996 (1)
10.3 Commercial Lease, dated February 5, 1993, executed by and between Registrant and Principal Mutual Life Insurance Company (1)
10.4       Form of Promissory Note of the Registrant, dated March 16, 1999 (5)
10.5 Form of Security Agreement underlying Promissory Note of the Registrant, dated March 16, 1999 (5)
10.6 Agreement of Purchase and Sale of Assets between the Registrant and Weld Racing, Inc. dated September 30, 1999 (6)

10.7 Exclusive Field of Use License Agreement between the Registrant and Weld Racing, Inc. dated September 30, 1999 (6)
10.8 Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (6)
10.9 Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (6)
10.10      Form of Promissory Note of the Registrant, dated December 22, 1999
           (7)
10.11 Form of Security Agreement underlying Promissory Note of Registrant, dated December 22, 1999 (7)
10.12      Stock Option (8)
10.13      Sales Agreement (8)
10.14      Amendment to Sales Agreement (8)
10.15      Form of Promissory Note of the Registrant, dated August 1, 2000 (9)
10.16 Form of Security Agreement underlying Promissory Note of the Registrant, dated August 1, 2000 (9)
10.17 Form of Security Agreement (Pledge) underlying Promissory Note of the Registrant, dated August 1, 2000 (9)
10.18 Exclusive Field of Use License Agreement between the Registrant and Performance Wheel Outlet, Inc. dated September 1, 2000 (9)
10.19      Form of Promissory Note of the Registrant, dated March 1, 2001 (9)
10.20      Form of Restricted Stock Agreement with Trademarketing Resources,
           Inc. (10)
10.21      Licensing Representation Agreement with Trademarketing Resources,
           Inc. (11)
11         Schedule of Computation of earnings per Share
21         List of Subsidiaries of the Registrant (1)
---------------

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


                             CRAGAR INDUSTRIES, INC.


Dated:  May 14, 2002             By: /s/ Michael L. Hartzmark
        -------------               ------------------------------
                                    Michael L. Hartzmark
                                    Chairman, CEO and Treasurer

Dated:  May 14, 2002             By: /s/ Richard P. Franke
        -------------               ------------------------------
                                    Richard P. Franke
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)