Form 10QSB
period 2002-06-30
CRAGAR INDUSTRIES INC /DE
filed 2002-08-14
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


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

     Number of shares of common stock, $.01 par value, outstanding as of June 30, 2002: 3,897,611.

          Transitional small business disclosure format. Yes [ ] No [X]
================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                      June 30,      December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (unaudited)

     ASSETS

Current Assets
     Cash and cash equivalents                     $     20,786    $     33,216
     Non-trade receivables                              335,528         132,233
     Investments                                         78,489          78,489
     Prepaid expenses                                   162,463         240,000
                                                   ------------    ------------
          Total current assets                          597,266         483,938

Other Assets                                               --            30,000
                                                   ------------    ------------
Total Assets                                       $    597,266    $    513,938
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                              $    499,914    $    491,808
     Line of credit                                   1,265,500       1,305,500
     Accrued interest                                     9,474           7,999
     Accrued expenses                                    58,760         192,692
                                                   ------------    ------------
          Total current liabilities                   1,833,648       1,997,999
                                                   ------------    ------------

Stockholders' Deficit
     Prefered Stock, par value $ .01; authorized
       200,000, shares none issued or outstanding
     Common stock, par value $ .01; authorized
       10,000,000 shares 3,897,611 and 3,897,611
       shares issued and outstanding                     38,976          38,976
     Additional paid-in capital - common             15,679,177      15,679,177
     Accumulated deficit                            (16,954,535)    (17,202,214)
                                                   ------------    ------------
          Total stockholders' deficit                (1,236,382)     (1,484,061)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit        $    597,266    $    513,938
                                                   ============    ============

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                           2002           2001           2002           2001
                                                       -----------    -----------    -----------    -----------
Net Sales                                              $      --      $      --      $      --      $      --
Royalty revenues                                           186,427        114,960        318,013        246,379
                                                       -----------    -----------    -----------    -----------
          Total revenues                                   186,427        114,960        318,013        246,379

Cost of goods sold                                            --             --             --             --
                                                       -----------    -----------    -----------    -----------
          Gross profit                                     186,427        114,960        318,013        246,379

Selling, general and administrative expenses               187,708         81,466        341,895        179,016
                                                       -----------    -----------    -----------    -----------

          Income (loss) from operations                     (1,281)        33,494        (23,882)        67,363
                                                       -----------    -----------    -----------    -----------
Non-operating income (expenses), net
     Interest expense                                      (40,410)       (35,673)       (67,548)       (74,823)
     Litigation settlement                                    --             --          300,000           --
     Other                                                     321         23,792         39,109         87,526
                                                       -----------    -----------    -----------    -----------
          Total non-operating income (expenses), net       (40,089)       (11,881)       271,561         12,703
                                                       -----------    -----------    -----------    -----------

Net earnings (loss) before income taxes                    (41,370)        21,613        247,679         80,066

Income taxes                                                  --             --             --             --
                                                       -----------    -----------    -----------    -----------

Net earnings (loss)                                    $   (41,370)   $    21,613    $   247,679    $    80,066
                                                       ===========    ===========    ===========    ===========

Basic earnings (loss) per share                        $     (0.01)   $      0.01    $      0.06    $      0.02
                                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic              3,897,611      3,633,422      3,897,611      3,612,744
                                                       ===========    ===========    ===========    ===========

Diluted earnings (loss) per share                      $     (0.01)   $      0.00    $      0.06    $      0.01
                                                       ========================================================

Weighted average shares outstanding - diluted            3,897,611      5,450,476      3,897,611      5,435,567
                                                       ========================================================

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                       Six Months Ended
                                                                          June 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
Cash flows from operating activities
     Net earnings                                                $    247,679    $     80,066
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable                                               --           294,641
       Non-trade receivables                                         (203,295)         (7,927)
       Prepaid expenses                                                77,537        (137,329)
       Other assets                                                    30,000          21,320
       Accounts payable and accrued expenses                         (125,826)       (372,450)
       Accrued interest                                                 1,475           1,860
                                                                 ------------    ------------
          Net cash provided by (used in) operating activities          27,570        (119,819)
                                                                 ------------    ------------
Cash flows from investing activities
     Dispositions of property and equipment                              --            41,925
                                                                 ------------    ------------
          Net cash provided by (used in) investing activities            --            41,925
                                                                 ------------    ------------
Cash flows from financing activities
     Issunce of common stock                                             --           120,000
     Repayments of long-term debt                                     (40,000)           --
                                                                 ------------    ------------
          Net cash provided by (used in) financing activities         (40,000)        120,000
                                                                 ------------    ------------

          Net increase (decrease) in cash and cash equivalents        (12,430)         42,106

Cash and cash equivalents at beginning of period                       33,216          68,300
                                                                 ------------    ------------
                                                                 $     20,786    $    110,406
                                                                 ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $     66,073    $     72,963
                                                                 ============    ============

            See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

     1.   Summary of Significant Accounting Policies Basis of Presentation:

          The interim financial data as of and for the six months ended June 30, 2002, and 2001 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

          The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

     2.   Basic and Diluted Earnings per Share

          Basic and diluted earnings per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB. No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the three month period ended June 30, 2002, as their effect would be anti-dilutive. Options and warrants that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive for the three months ended June 30, 2001 totaled 2,232,341.

     3. The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and negative equity as of the balance sheet date.

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Results of Operations" and "Special Considerations," describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company might seek to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. In addition, no assurance can be given regarding the Company's ability to obtain such financing on favorable terms, if at all. Should the Company require additional financing and be unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs will be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 2001 financial statements has been qualified for a going concern.

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

     In October 1999, we entered into a similar transaction with Carlisle Tire and Wheel Co., pursuant to which we granted an exclusive worldwide license to Carlisle. Under this agreement, Carlisle will manufacture, sell, and distribute our line of wheels with steel outer rims and related accessories and we will receive a royalty based on sales of the licensed products. We also sold certain assets to Carlisle related to our steel outer rim wheel business. We completed this transaction with Carlisle in December 1999.

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

     As a consequence of the transactions with Performance, Weld, and Carlisle, we no longer engage in the manufacture, marketing, sale, or distribution of any products related to our one-piece wheel business, wrought wheel business, and steel outer rims wheel business, which together generated practically all of our revenue in the fiscal year ended December 31, 1999. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased our revenue and related operating and marketing costs.

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

     As part of our new business strategy, we also intend to pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI. TRI will act as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and implementing, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. TRI will also oversee and coordinate the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who will be providing us services directly under the agreement. They received an additional 58,182 shares of our common stock on April 2, 2002. There can be no assurance that we will be successful developing or implementing such a marketing strategy or that we will generate any material sales of products utilizing our intellectual property. In addition, TRI will act as our exclusive agent with respect to coordinating advertising and promotion of all of our products, services, and premiums across all media.

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

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales revenue for the three and six month periods ended June 30, 2002 and 2001:

                                            THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                          ----------------     ----------------
                                           2002      2001       2002      2001
                                          ------    ------     ------    ------
     Total revenues                        100.0%    100.0%     100.0%    100.0%
     Cost of goods sold                        -         -          -         -
                                          ------    ------     ------    ------
     Gross profit                          100.0     100.0      100.0     100.0
     SG&A                                  100.7      70.9      107.5      72.7
                                          ------    ------     ------    ------
     Income (loss) from operations         (  .7)     29.1     (  7.5)     27.3
     Non-operating income (expense), net   (21.5)    (10.3)      85.4       5.2
     Income taxes                              -         -          -         -
     Extraordinary gain                        -         -          -         -
                                          ------    ------     ------    ------
     Net earnings (loss)                   (22.2)%    18.8%      77.9%     32.5%
                                          ======    ======     ======    ======

COMPARISON OF QUARTER ENDED JUNE 30, 2002 AND QUARTER ENDED JUNE 30, 2001

     REVENUE. Total revenues consist of royalties on the sale of licenced products. Total revenues for the fiscal quarters ended June 30, 2002 and 2001, were $186,427 and $114,960, respectively, representing a 62.2% increase in total revenue. The increase was due to increased sales by Cragar's licensing partners resulting in higher royalties. In addition, approximately $33,000 of royalties earned in the fiscal quarter ended June 30, 2002 were the result of payments from a licensee for licensed products sold during 2000 and 2001, but not previously paid to us.

     GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Currently, we do not realize any cost of goods sold, since our total revenue is derived from royalties. Gross profit for the fiscal quarter ended June 30, 2002 was $186,427 compared to $114,960 for the fiscal quarter ended June 30, 2001.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended June 30, 2002 were $187,708 compared to $81,466 for the quarter ended June 30, 2001, a 130.4% increase. The increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of our brand names. In addition, certain marketing and professional fees were incurred from the issuance of Cragar common stock in exchange for services rendered.

     NON-OPERATING INCOME, NET. Non-operating expenses, net, for the fiscal quarter ended June 30, 2002 were $40,089 compared to non-operating expenses, net, of $11,881 for the same fiscal quarter ended June 30, 2001.

     INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the first fiscal quarter of 2002 or 2001.

     NET EARNINGS (LOSS) PER SHARE. Net loss for the fiscal quarter ended June 30, 2002 was $41,370 compared to net earnings of $21,613 for the fiscal quarter ended June 30, 2001. Basic loss per share for the fiscal quarter ended June 30, 2002 was $.01 compared to basic earnings per share of $.01 for the fiscal quarter ended June 30, 2001. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2001

     REVENUE. Total revenues consist of royalties on the sale of licenced products. Total revenues for the six months ended June 30, 2002 and 2001, were $318,013 and, respectively, representing a 29.1% increase in total revenue. The increase was due to increased sales by Cragar's licensing partners resulting in higher royalties. In addition, approximately $33,000 of royalties earned in the fiscal quarter ended June 30, 2002 were the result of payments from a licensee for licensed products sold during 2000 and 2001, but not previously paid to us.

     GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Currently, we do not realize any cost of goods sold, since our total revenue is derived from royalties. Gross profit for the six months ended June 30, 2002 was $318,013 compared to $246,379 for the six months ended June 30, 2001.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the six months ended June 30, 2002 were $341,895 compared to $179,016 for the six months ended June 30, 2001, a 100.0% increase. This increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of our brand names. For the six months ended June 30, 2002 we incurred $12,275 in legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled. In addition, certain marketing and professional fees were incurred from the issuance of Cragar common stock in exchange for services rendered.

     NON-OPERATING INCOME, NET. Non-operating income, net, for the six months ended June 30, 2002 was $271,561 compared to non-operating income, net of $12,703 for the same six month period ended June 30, 2001. This increase of $258,858, was attributable primarily to the settlement of the Titan International Lawsuit.

     INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the first six month period of 2002 or 2001.

     NET EARNINGS PER SHARE. Net earnings for the six months ended June 30, 2002 were $247,679 compared to net earnings of $80,066 for the six months ended June 30, 2001. Basic earnings per share for the six months ended June 30, 2002 was $.06 compared to basic earnings per share of $.02 for the six months ended June 30, 2001. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, we secured a credit facility with NationsCredit Commercial Funding Corporation. The terms of the NCFC credit facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC credit facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of fiscal year 2000, we paid off and terminated the NCFC credit facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and is due to expire in September 2002. We are in negotiations with the two investors to extend the maturity date of the loan. We believe we will be successful in getting the loan maturity date extended. No asurance can be given, however, that this loan will be extended beyond its maturity or that additional financing will be available on terms acceptable to us, if at all. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. This loan is secured by substantially all of our assets and expires in April 2003.

     At June 30, 2002, we had an accumulated deficit of $16,954,535. For the six months ended June 30, 2002, our operating activities provided $27,570 of cash, which was primarily attributable to lower payments on accounts payable and accrued expenses, including legal costs associated with our various litigation matters and the settlement of the Titan Lawsuit. During the six months ended June 30, 2002, our investing activities provided/used no cash. During the six months ended June 30, 2002, our financing activities used $40,000 in cash.

     We do not anticipate any major capital budget expenditures in fiscal year 2002. In addition, we do not believe our operating activities will generate sufficient cash flow to meet our operating cash flow requirements and other debt obligations as they come due. Consequently, it is likely we will be required to raise additional funds from equity or debt financing or receive an extension on our loans. However, we cannot provide any assurance that such additional financing will be available on terms acceptable to us, if at all.

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

WE ARE DEPENDENT ON EXTERNAL FINANCING.

     During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2001. However, we extended the term of the loan to September 1, 2002. We are in negotiations with the two investors to extend the maturity date of the loan. We believe we will be successful in getting the loan maturity date extended. No assurance can be given, however, that this loan will be extended beyond its maturity or that additional financing will be available on terms acceptable to us, if at all. During the fiscal quarter ended March 31, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2003. Upon expiration of these loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A significant majority of our shareholders voted FOR the incumbent directors at the Company's Annual Meeting held in May 2002. In addition, a majority of the votes that were cast by the shareholders were cast FOR the ADOPTION OF THE COMPANY'S AMENDED AND RESTATED 2002 STOCK OPTION PLAN.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996 (1)
3.2       Amended and Restated Bylaws of the Registrant (1)
3.3       Form of Certificate of Designation (3)
4         Form of Certificate representing Common Stock (1)
4.1       Form of Warrant Agreement (2)
4.3       Form of Warrant Certificate (1)
4.4 Loan and Security Agreement, dated as of April 20, 1998, executed by and between Registrant and NationsCredit Commercial Corporation (4)
4.5       Form of Class A Stock Purchase Warrant Certificate (1)
4.7       Form of Class C Stock Purchase Warrant Certificate (1)
4.8 Form of Stock Option/Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan (1)
4.9 Form of Representative's Warrant Agreement, dated December 18, 1996, by and between the Registrant and Dickinson & Co. (2)
10.1      CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option
          Plan (1)
10.1(a) First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated October 1, 1996 (1)
10.2      CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan(1)
10.2(a) First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan, dated October 1, 1996 (1)
10.3 Commercial Lease, dated February 5, 1993, executed by and between Registrant and Principal Mutual Life Insurance Company (1)
10.4      Form of Promissory Note of the Registrant, dated March 16, 1999 (5)
10.5 Form of Security Agreement underlying Promissory Note of the Registrant, dated March 16, 1999 (5)
10.6 Agreement of Purchase and Sale of Assets between the Registrant and Weld Racing, Inc. dated September 30, 1999 (6)
10.7 Exclusive Field of Use License Agreement between the Registrant and Weld Racing, Inc. dated September 30, 1999 (6)
10.8 Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (6)
10.9 Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (6)
10.10     Form of Promissory Note of the Registrant, dated December 22, 1999 (7)
10.11 Form of Security Agreement underlying Promissory Note of Registrant, dated December 22, 1999 (7)
10.12     Stock Option (8)
10.13     Sales Agreement (8)
10.14     Amendment to Sales Agreement (8)
10.15     Form of Promissory Note of the Registrant, dated August 1, 2000 (9)
10.16 Form of Security Agreement underlying Promissory Note of the Registrant, dated August 1, 2000 (9)

10.17 Form of Security Agreement (Pledge) underlying Promissory Note of the Registrant, dated August 1, 2000 (9)
10.18 Exclusive Field of Use License Agreement between the Registrant and Performance Wheel Outlet, Inc. dated September 1, 2000 (9)
10.19     Form of Promissory Note of the Registrant, dated March 1, 2001 (9)
10.20     Form of Restricted Stock Agreement with Trademarketing Resources,
          Inc. (10)
10.21     Licensing Representation Agreement with Trademarketing Resources,
          Inc. (11)
11        Schedule of Computation of Earnings per Share
21        List of Subsidiaries of the Registrant (1)
99.1      Certification Pursuant to 18 U.S.C. Section 1350
99.2      Certification Pursuant to 18 U.S.C. Section 1350
---------------
(1)  Incorporated by reference to Cragar's Registration on Form SB-2
     (No. 333-13415)
(2) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)
(3) Incorporated by reference to Cragar's Current Report of Form 8-K, filed January 23, 1999 (no. 1-12559)
(4) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on May 15, 1998 (no. 1-12559)
(5) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on May 12, 1999 (no. 1-12559) (6) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on November 15, 1999 (no. 1-12559)
(7) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 1-12559)
(8) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on August 15, 2000 (no. 1-12559)
(9) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1-12559)
(10) Incorporated by reference to Cragar's Registration Statement on Form S-8 filed on May 22, 2001 (No. 333-61414)
(11) Incorporated by reference to Cragar's Quarterly Report on Form 10QSB, filed on August 14, 2001 (no. 1-12559)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CRAGAR INDUSTRIES, INC.


Dated: August 14, 2002         By:  /s/ Michael L. Hartzmark
       ------------------          ----------------------------
                                   Michael L. Hartzmark
                                   Chairman, CEO and Treasurer

Dated: August 14, 2002         By:  /s/ Richard P. Franke
       ------------------          ----------------------------
                                   Richard P. Franke
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)