Form 10QSB
period 2002-09-30
CRAGAR INDUSTRIES INC /DE
filed 2002-11-15
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _________ to __________

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

            Number of shares of common stock, $.01 par value, outstanding as of September 30, 2002: 3,897,611.

            Transitional small business disclosure format. Yes [_] No [X]

================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                                                            September 30,        December 31,
                                                                                                2002                 2001
                                                                                            ------------         ------------
                                                                                             (unaudited)
                                     ASSETS

Current Assets
         Cash and cash equivalents                                                          $     64,504         $     33,216
         Non-trade receivables                                                                   263,031              132,233
         Investments                                                                              78,489               78,489
         Prepaid expenses                                                                        100,583              240,000
                                                                                            ------------         ------------
                 Total current assets                                                            506,607              483,938

Other Assets                                                                                        --                 30,000
                                                                                            ------------         ------------

Total Assets                                                                                $    506,607         $    513,938
                                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                                                                   $    390,220         $    491,808
         Line of credit                                                                        1,265,500            1,305,500
         Accrued interest                                                                          9,737                7,999
         Accrued expenses                                                                         39,713              192,692
                                                                                            ------------         ------------
                 Total current liabilities                                                     1,705,170            1,997,999
                                                                                            ------------         ------------


Stockholders' Deficit
         Preferred stock, par value $ .01; authorized 200,000 shares
                 none issued and outstanding                                                        --                   --
         Common stock, par value $ .01; authorized 10,000,000 shares
                 3,897,611 and 3,897,611 shares respectively  issued and outstanding              38,976               38,976
         Additional paid-in capital - common                                                  15,679,177           15,679,177
         Accumulated deficit                                                                 (16,916,716)         (17,202,214)
                                                                                            ------------         ------------
                 Total stockholders' deficit                                                  (1,198,563)          (1,484,061)
                                                                                            ------------         ------------

Total Liabilities and Stockholders' Deficit                                                 $    506,607         $    513,938
                                                                                            ============         ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
         Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             ------------------------------        ------------------------------
                                                                 2002               2001               2002               2001
                                                             -----------        -----------        -----------        -----------
Net Sales                                                    $      --          $     6,000        $      --          $     6,000
Royalty revenues                                                 113,416             92,560            431,429            338,939
                                                             -----------        -----------        -----------        -----------
                 Total revenues                                  113,416             98,560            431,429            344,939

Cost of goods sold                                                  --                 --                 --                 --
                                                             -----------        -----------        -----------        -----------

                 Gross profit                                    113,416             98,560            431,429            344,939

Selling, general and administrative expenses                     168,624            166,512            510,519            346,109
                                                             -----------        -----------        -----------        -----------


                 Income (loss) from operations                   (55,208)           (67,952)           (79,090)            (1,170)
                                                             -----------        -----------        -----------        -----------

Non-operating income (expenses), net
         Interest expense                                        (29,545)           (64,664)           (97,093)          (139,488)
         Litigation settlement                                      --                 --              300,000               --
         Other                                                    29,592             20,504             68,701            108,031
                                                             -----------        -----------        -----------        -----------
                 Total non-operating income (expenses), net           47            (44,160)           271,608            (31,457)
                                                             -----------        -----------        -----------        -----------

Net earnings (loss) before income taxes and
         extraordinary item                                      (55,161)          (112,112)           192,518            (32,627)

Income taxes                                                        --                 --                 --                 --
                                                             -----------        -----------        -----------        -----------

Net earnings (loss) before extraordinary item                    (55,161)          (112,112)           192,518            (32,627)

Forgiveness of debt                                               92,980               --               92,980               --
                                                             -----------        -----------        -----------        -----------

Net earnings (loss)                                          $    37,819        $  (112,112)       $   285,498        $   (32,627)
                                                             ===========        ===========        ===========        ===========

Basic earnings per share
         Net earnings (loss) before extraordinary item       $     (0.02)       $     (0.03)       $      0.05        $     (0.01)
         Extraordinary item                                         0.03               --                 0.03               --
                                                             -----------        -----------        -----------        -----------
         Net earnings (loss)                                 $      0.01        $     (0.03)       $      0.07        $     (0.01)
                                                             ===========        ===========        ===========        ===========


Weighted average shares outstanding                            3,897,611          3,695,868          3,897,611          3,627,236
                                                             ===========        ===========        ===========        ===========

Diluted earnings per share
         Net earnings (loss) before extraordinary item       $     (0.02)       $     (0.03)       $      0.05        $     (0.01)
         Extraordinary item                                         0.03               --                 0.03               --
                                                             -----------        -----------        -----------        -----------
         Net earnings                                        $      0.01        $     (0.03)       $      0.07        $     (0.01)
                                                             ===========        ===========        ===========        ===========


Weighted average shares outstanding                            3,981,611          3,695,868          3,981,611          3,627,236
                                                             ===========        ===========        ===========        ===========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                       2002              2001
                                                                                    ---------         ---------
Cash flows from operating activities
         Net earnings                                                               $ 285,498         $ (32,627)
         Adjustments to reconcile net earnings to net cash
                 provided by (used in) operating activities:
                 Warrants issued for financing costs                                     --              31,920
         Increase (decrease) in cash resulting from changes in:
                 Accounts receivable                                                     --             294,641
                 Non-trade receivables                                               (130,798)           25,124
                 Prepaid expenses                                                     139,417          (127,844)
                 Other assets                                                          30,000            21,320
                 Accounts payable and accrued expenses                               (254,567)         (315,682)
                 Accrued interest                                                       1,738               761
                                                                                    ---------         ---------
                         Net cash provided by (used in) operating activities           71,288          (102,387)
                                                                                    ---------         ---------

Cash flows from investing activities
         Dispositions of property and equipment                                          --              41,926
                                                                                    ---------         ---------
                         Net cash provided by (used in) investing activities             --              41,926
                                                                                    ---------         ---------

Cash flows from financing activities
         Payments on line of credit                                                   (40,000)             --
         Issuance of common stock                                                        --             128,982
                                                                                    ---------         ---------
                         Net cash provided by (used in) financing activities          (40,000)          128,982
                                                                                    ---------         ---------

                         Net increase  in cash and cash equivalents                    31,288            68,521

Cash and cash equivalents at beginning of period                                       33,216            68,300
                                                                                    ---------         ---------

Cash and cash equivalents at end of period                                          $  64,504         $ 136,821
                                                                                    =========         =========


Supplemental disclosure of cash flow information:
         Cash paid for interest                                                     $  95,355         $ 138,727
                                                                                    =========         =========

Non-cash financing and investing activities:
         Issuance of common stock for license fee                                   $    --           $ 120,000
                                                                                    =========         =========

         Issuance of warrants for financing fees                                    $    --           $  31,920
                                                                                    =========         =========

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

1.      Summary of Significant Accounting Policies Basis of Presentation:

        The interim financial data as of and for the nine months ended September 30, 2002, and 2001 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

        The year-end balance sheet information was derived from audited financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements.

2.      Basic and Diluted Earnings (Loss) per Share

        Basic and diluted earnings (loss) per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on Exhibit 11 to this Quarterly Report on Form 10-QSB. No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the three month and nine month periods ended September 30, 2001, as their effect would be anti-dilutive. Outstanding options and warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the three month and nine month periods ended September 30, 2002.

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

        During the quarter ended September 30, 2002, we directed our financial advisor, Miller Capital Corporation, to explore and evaluate strategic alternatives and business opportunities.

This includes, among other alternatives, strategic business combinations, the sale of the CRAGAR brand and related royalty streams or the possible sale of the Company.

RESULTS OF OPERATIONS

        The following table sets forth various items as a percentage of total revenue for the three and nine month periods ended September 30, 2002 and 2001:

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------   -------------------------------
                                                      2002           2001                2002           2001
                                                    --------       --------            --------       --------
       Total revenue                                   100.0 %        100.0 %             100.0 %        100.0 %
       Cost of goods sold                                --             --                  --             --
                                                    --------       --------            --------       --------
       Gross profit                                    100.0          100.0               100.0          100.0
       SG&A                                            148.7          168.9               118.3          100.3
                                                    --------       --------            --------       --------
       Income (loss) from operations                   (48.7)         (68.9)              (18.3)          (0.3)
       Non-operating income (expense), net               --           (44.8)               62.9           (9.1)
       Income taxes                                      --             --                  --             --
       Extraordinary gain                               82.0            --                 21.6            --
                                                    --------       --------            --------       --------
       Net earnings (loss)                              33.3%        (113.7)%              66.2%          (9.4)%
                                                    ========       ========            ========       ========

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2002 AND QUARTER ENDED SEPTEMBER 30, 2001

        TOTAL REVENUE. Total revenue consists of royalties on the sale of licensed products. Total revenue for the fiscal quarters ended September 30, 2002 and 2001, was $113,416 and $98,560, respectively, representing a 15.1% increase in total revenue. The increase was due to increased combined sales by Cragar's licensing partners resulting in higher royalties.

        GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Currently, we do not realize any cost of goods sold, since our total revenue is derived from royalties. Gross profit for the fiscal quarter ended September 30, 2002 was $113,416 compared to $98,560 for the fiscal quarter ended September 30, 2001.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended September 30, 2002 were $168,624 compared to $166,512 for the quarter ended September 30, 2001, a 1.3% increase. The increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of our brand names.

        NON-OPERATING INCOME, NET. Non-operating income, net, for the fiscal quarter ended September 30, 2002 was $47 compared to non-operating expenses, net, of $44,160 for the same fiscal quarter ended September 30, 2001.

        EXTRAORDINARY GAIN. Extraordinary gain for the quarter ended September 30, 2002 was primarily the result of the foregiveness of debt associated with amounts owed on the legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled.

        INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the third fiscal quarter of 2002 or 2001.

        NET EARNINGS (LOSS) PER SHARE. Net earnings for the fiscal quarter ended September 30, 2002 were $37,819 compared to net loss of $112,112 for the fiscal quarter ended September 30, 2001. Basic earnings per share for the fiscal quarter ended September 30, 2002 was $0.01 compared to a basic loss per share of $0.03 for the fiscal quarter ended September 30, 2001. Diluted earnings per share for the fiscal quarter ended September 30, 2002 was $0.01 compared to a basic loss per share of $0.03 for the fiscal quarter ended September 30, 2001. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

        TOTAL REVENUE. Total revenue for the nine months ended September 30, 2002 and 2001, was $431,429 and $344,939, respectively, representing a 25.1% increase in total revenue. The increase was due to increased combined sales by Cragar's licensing partners resulting in higher royalties. Approximately $33,000 of royalties earned in the nine months ended September 30, 2002 were the result of licensed products sold during 2000 and 2001.

        GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Historically, cost of goods sold consisted primarily of the costs of labor, aluminum, steel, raw materials, overhead, and material processing used in the production of our products, as well as the freight costs of shipping product to our customers. Currently, we do not realize any cost of goods sold, since our total revenue is derived from royalties. Gross profit for the nine months ended September 30, 2002 was $431,429 compared to $344,939 for the nine months ended September 30, 2001.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the nine months ended September 30, 2002 were $510,519 compared to $346,109 for the nine months ended September 30, 2001, a 47.5% increase. This increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of our brand names. For the nine months ended September 30, 2002 we incurred $12,275 in legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled.

        NON-OPERATING INCOME, NET. Non-operating income, net, for the nine months ended September 30, 2002 was $271,608 compared to non-operating expense, net of $31,457 for the same nine month period ended September 30, 2001. This increase of $275,065, was attributable primarily to the settlement of the Titan International Lawsuit.

        EXTRAORDINARY GAIN. Extraordinary gain for the nine month period ended September 30, 2002 was primarily the result of the foregiveness of debt associated with amounts owed on the legal fees attributable to our lawsuits against Titan International, which as of March 18, 2002 had been settled.

        INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the first nine month period of 2002 or 2001.

        NET EARNINGS PER SHARE. Net earnings for the nine months ended September 30, 2002 were $285,498 compared to a net loss of $32,627 for the nine months ended September 30, 2001. Basic earnings per share for the nine months ended September 30, 2002 was $0.07 compared to a basic loss per share of $0.01 for the nine months ended September 30, 2001. Diluted earnings per share for the nine months ended September 30, 2002 was $0.07 compared to a basic loss per share of $0.01 for the nine months ended September 30, 2001. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

        In April 1998, we secured a credit facility with NationsCredit Commercial Funding Corporation. The terms of the NCFC credit facility specified a maximum combined term loan and revolving loan totaling $8.5 million at an interest rate of 1.25% above the prime rate. The NCFC credit facility was secured by substantially all of our assets and certain pledged assets from three investors. During the third quarter of fiscal year 2000, we paid off and terminated the NCFC credit facility. The proceeds for the pay-off were provided by a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and is due to expire in September 2003. No assurance can be given that this loan will be extended beyond its maturity or that additional financing will be available on terms acceptable to us, if at all. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. This loan is secured by substantially all of our assets and expires in April 2003. During the quarter ended September 30, 2002 we paid off $40,000 of the loan balance and reduced the outstanding indebtness associated with these secured loans to $1,265,500.

        At September 30, 2002, we had an accumulated deficit of $16,916,716. For the nine months ended September 30, 2002, our operating activities provided $71,288 of cash, which was primarily attributable to lower payments on accounts payable and accrued expenses, including legal costs associated with our various litigation matters and the settlement of the Titan Lawsuit. During the nine months ended September 30, 2002, our investing activities provided/used no cash. During the nine months ended September 30, 2002, our financing activities used $40,000 in cash.

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

WE ARE DEPENDENT ON EXTERNAL FINANCING.

        During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2001. However, we extended the term of the loan to September 1, 2003. No assurance can be given, however, that this loan will be extended beyond its maturity or that additional financing will be available on terms acceptable to us, if at all. During the fiscal quarter ended March 31, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2003. During the quarter ended September 30, 2002 we paid off $40,000 of the loan balance and reduced the outstanding indebtness associated with these secured loans to $1,265,500. Upon expiration of these loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

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

WE MAY BE UNABLE TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF ANY OF OUR LICENSE AGREEMENTS ARE TERMINATED.

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

OUR CHANGE IN BUSINESS STRATEGY MAY DEPRESS THE VALUE OF OUR COMMON STOCK.

        The completion of the sale and licensing of our one-piece cast aluminum wheels and related accessories, our wheels with non-cast wrought aluminum alloy outer rims and related accessories, our line of wheels with steel outer rims and related accessories, and any other related licensing arrangement we may complete in the future represents a significant change in our business model. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of the related assets, will result in a substantial decrease in our revenue and operating and marketing costs. We anticipate that a stream of royalty payments generated by the net sales of the licensed products by our licensing partners will replace the decrease in revenue and operating and marketing costs. As a result, we only have one year of history of financial results upon which stockholders can rely to make a determination that the new business strategy will be successful. Given the uncertainty of the consequences of this change in business strategy, as well as the significant decrease in revenue expected to occur, there can be no assurance that the change will result in a profitable stream of royalty payments. As a result of this uncertainty, the price of our common stock may be adversely affected.

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

ITEM 3.     CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        A loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate was extended for one year and is due to expire in September 2003. The loan is secured by substantially all of our assets. In exchange for the one year extension, we issued two warrants in a form not materially different from that used for previous issuances, for the purchase of 84,000 shares of common stock, in aggregate, at an exercise price of $1.05. The exercise price was equal to the closing share price on the date of issuance.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

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

10.20       Form of Restricted Stock Agreement with Trademarketing Resources,
            Inc. (10)

10.21       Licensing Representation Agreement with Trademarketing Resources,
            Inc. (11)

11          Schedule of Computation of Earnings per Share

21          List of Subsidiaries of the Registrant (1)

99.1        Certification Pursuant to 18 U.S.C Section 1350

99.2        Certification Pursuant to 18 U.S.C Section 1350

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

                             CRAGAR INDUSTRIES, INC.

Dated:  November 14, 2002               By: /s/ Michael L. Hartzmark
        ----------------------             --------------------------
                                           Michael L. Hartzmark
                                           Chairman, CEO and Treasurer

Dated:  November 14, 2002               By: /s/ Richard P. Franke
        ----------------------              -------------------------
                                            Richard P. Franke
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  CERTIFICATION

        I, Michael L. Hartzmark, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Cragar Industries, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



                                           By: /s/ Michael L. Hartzmark
                                               ---------------------------------
                                               Michael L. Hartzmark
                                               Chairman, CEO and Treasurer

                                  CERTIFICATION

        I, Richard P. Franke, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Cragar Industries, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



                                           By: /s/ Richard P. Franke
                                               ---------------------------------
                                               Richard P. Franke
                                               Chief Financial Officer