Form 10KSB
period 2002-12-31
CRAGAR INDUSTRIES INC /DE
filed 2003-03-31
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Period Ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

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

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS
================================================================================

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for the fiscal year ended December 31, 2002 was $531,954.

     At March 24, 2003, the aggregate market value of Common Stock held by non-affiliates of the registrant was $3,263,515 based on the closing sales price of the Common Stock on such date as reported by the OTC Bulletin Board.

     Number of shares of common stock, $.01 par value, outstanding as of March 24, 2003: 3,839,429.


     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional small business disclosure format. Yes [ ] No [X]

                             CRAGAR INDUSTRIES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                           Page

PART I.......................................................................2
          ITEM 1. DESCRIPTION OF BUSINESS....................................2
          ITEM 2. DESCRIPTION OF PROPERTY...................................15
          ITEM 3. LEGAL PROCEEDINGS.........................................15
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......15

PART II.....................................................................16
          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS......................................16
          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION........................................16
          ITEM 7.  FINANCIAL STATEMENTS.....................................19
          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURES.....................19

PART III....................................................................20
          ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......20
          ITEM 10. EXECUTIVE COMPENSATION...................................22
          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........23
          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........25
          ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................25
          ITEM 14. CONTROLS AND PROCEDURES..................................27

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

     In connection with a reassessment of our business strategy, we considered combinations and strategic alliances with other companies that could complement our existing business, including outsourcing our manufacturing and sales operations. Accordingly, in September 1999, we entered into an Exclusive Field of Use License Agreement and an Agreement of Purchase and Sale of Assets with Weld Racing, Inc. Under this agreement, Weld manufactures, sells, and distributes our line of wheels with non-cast wrought aluminum alloy outer rims and related accessories and we receive a royalty based on sales of the licensed products. We also sold certain assets to Weld related to our wrought wheel business. We completed this transaction in October 1999. During the fourth quarter of fiscal year 2001, we amended our agreement with Weld. Pursuant to the amendment, we modified Weld's rights to the product classes.

     In October 1999, we entered into a similar transaction with Carlisle Tire and Wheel Co., pursuant to which we granted an exclusive worldwide license to Carlisle. Under this agreement, Carlisle manufactures, sells, and distributes our line wheels with steel outer rims and related accessories and we receive a royalty based on sales of the licensed products. We also sold certain assets to Carlisle related to our steel outer rim wheel business. We completed this transaction with Carlisle in December 1999.

     In September 2000, we entered into and completed a similar transaction with Performance Wheel Outlet, Inc. Under this agreement, Performance manufactures, sells, and distributes our line of one-piece cast aluminum wheels and we receive a royalty based on sales of the licensed products. During the fourth quarter of fiscal year 2001, we amended our agreement with Performance to offer certain incentives for Performance to expand its product offerings.

     As a consequence of the transactions with Performance, Weld, and Carlisle, we do not engage in the manufacture, marketing, sale, or distribution of any products related to our one-piece wheel business, wrought wheel business, and steel outer rims wheel business, which together generated the almost all of our revenue in fiscal year ended December 31, 2002. In general, the outsourcing of the manufacturing, marketing, sales, and distribution operations with respect to the licensed products, together with the sale of all the related assets, has substantially decreased our revenue and related operating and marketing costs.

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

     As part of our business strategy, we also intend to pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI. TRI acts as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and implementing, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. TRI also oversees and coordinates the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who will be providing us services directly under the agreement. On April 2, 2002 they also received an option to purchase an additional 58,182 shares of our common stock. There can be no assurance that we will be successful developing or implementing such a marketing strategy or that we will generate any material sales of products utilizing our intellectual property. In addition, TRI acts as our exclusive agent with respect to coordinating advertising and promotion of all of our products, services, and premiums across all media.

     During the fourth quarter of fiscal year 2001, we entered into a licensing agreement with Racing Champions Ertl, Inc. pursuant to which we granted an exclusive license in specified geographic territories for the manufacture, marketing, and sale of 1:18th scale die cast replicas, 1:18th scale die cast model kits, and 1:25th scale plastic model kits. During the fourth quarter of fiscal year 2001, we also entered into a licensing agreement with Playing Mantis, Inc. in which we granted an exclusive license in specified geographic territories for the manufacture, marketing and sale of 1:64th scale die cast replicas and 1:64th scale die cast model kits. During the fourth quarter of fiscal year 2002, we entered into a licensing agreement with Georgia Marketing and Promotion, Inc. in which we granted a non-exclusive license in specified geographic territories for the manufacture, marketing, and sale of replacement wheels for die-cast replicas from 1:10th to 1:43rd scales and 1:24th and 1:43rd scale replicas with CRAGAR wheels.


CUSTOM WHEEL INDUSTRY BACKGROUND

PRODUCT OFFERINGS

     We earn a significant percentage of our royalty income from sales of products in the custom aftermarket wheel segment. The custom aftermarket wheel market is generally divided into seven product categories:

     o one-piece cast aluminum wheels (representing the largest segment of the market based on sales);
     o    forged aluminum wheels;
     o    multi-piece aluminum wheels;

     o    steel wheels;
     o    wire wheels;
     o    composite wheels; and
     o    performance racing wheels.

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

BUSINESS STRATEGY

     We believe that licensing our products to strong and focused manufacturing, distribution, sales, and marketing companies will help maximize the value of our name brand and allow us to effectively compete in all segments of the custom wheel market. To implement this strategy we have entered into licensing agreements with Weld, Carlisle, and Performance, and have engaged TRI as our exclusive licensing representative.

PRODUCTS

     We offer, through our licensing alliances, a large variety of custom wheels, which can be divided into six general categories:

     o    composite steel outer rim wheels, also known as Legacy wheels;
     o    wire or spoke steel outer rim wheels;
     o    race or wrought aluminum wheels;
     o    one-piece cast aluminum wheels;
     o    commodity steel outer rim wheels; and
     o    street steel outer rim wheels.

In addition, we offer a full line of wheel accessories, including lug nuts, spacers, bolts, washers, spinners, and hubcaps through our licensing partners.

     The following table describes our major product lines:

PRODUCT LINE                  TYPE OF CONSTRUCTION                               POTENTIAL CUSTOMERS
------------                  --------------------                               -------------------
Composite and Legacy          Inner cast aluminum disc welded to outer steel     Nostalgia car and current
Steel Outer Rim Wheels        rim                                                line truck owners

Star Wire, Wire or Spoke      Steel spokes attached to inner steel hub and       Urban and inner city consumers
Steel Outer Rim Wheels        outer steel rim or felly

Race or Wrought Aluminum      Two outer aluminum rim halves welded together      Pro and amateur race drivers
Wheels                        with aluminum center or spacer                     and performance car owners

One-piece Cast Aluminum       Cast one-piece aluminum machined, painted, or      Low and high-end consumers of
Wheels                        chrome plated                                      all types of vehicles

Commodity Steel Outer         Inner steel disc welded to outer steel rim         Low-end consumers of all
Rim Wheels                                                                       types of vehicles

Street Steel Outer Rim        Three-piece steel and aluminum center welded to    Hot rod and race enthusiasts
Wheels                        outer steel rim                                    with cars and trucks

Wheel Accessories             Steel and aluminum hub caps, lug nuts, spinners,   All types of consumers and
                              locks, and spacers                                 vehicles

COMPOSITE AND LEGACY STEEL OUTER RIM WHEELS

     Legacy wheels are composite steel outer rim wheels consisting of a chrome plated die cast aluminum center welded to a chrome plated rolled steel outer rim. We pioneered the process of attaching the aluminum center to the steel rim in 1964. In addition to our popular S/S and SS/T composite wheels, in 1995, we purchased the exclusive rights to manufacture and market the Keystone Klassic, a custom wheel that has been selling continuously since 1969 and a style that we believe is one of the most popular in automotive history. We believe this product solidifies our Legacy Line to include some of the most popular nostalgia wheels in the market. These wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle with a royalty payment to us based on the annual net sales of these wheels.

     Carlisle introduced 16-inch and 17-inch versions of our popular S/S steel outer rim wheels during the fiscal year ended December 31, 2001. During the fiscal year ended December 31, 2001 Carlisle also re-introduced a CRAGAR G/T style steel outer rim wheel in 14-inch and 15-inch sizes. During the fiscal year ended December 31, 2002, Carlisle introduced a new style of the CRAGAR Street Pro in 15, 16 and 17-inch versions.

WIRE OR SPOKE STEEL OUTER RIM WHEELS

     In the past, we offered a complete line of chrome plated wire or spoke steel outer rim wheels. We sold most of these products under the TRU=SPOKE brand name, although currently the brand is not being used by Carlisle to market wire steel outer rim wheels. We also offered a spoke steel outer rim wheel product using patented technology, called the Star Wire, which is currently sold by Carlisle under the CRAGAR brand name. Wire steel outer rim wheels are high-end, niche products that are sold to a limited group of vehicle owners. The 80-spoke steel outer rim wheels and the Star Wire steel outer rim wheels are manufactured, assembled, marketed, sold, and distributed by Carlisle with a royalty paid to us based on the annual net sales of these steel outer rim wheels. Since we entered into the licensing arrangement with Carlisle, the other wire steel outer rim wheels we previously assembled and sold have been discontinued.

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

     Race wrought aluminum wheels are also sold to amateur racers, professional racers, and individuals that want the look of the race wheel for street use. The race wrought wheels for this product category are the Dragstar and the Super Lite II. In fiscal year 2001, our licensing partner, Weld, introduced 16-inch and 17-inch versions of these wrought aluminum wheels.

     CRAGAR race wheels are manufactured, assembled, marketed, sold, and distributed by Weld. We receive a royalty based on the annual net sales of these wheels. In fiscal year 2001, Weld introduced 17, 18, and 20-inch versions of the wrought aluminum CRAGAR S/S Alloy. In fiscal 2001, Weld also introduced a series of wheels targeted at truck enthusiasts.

ONE-PIECE CAST ALUMINUM WHEELS

     In the past, we offered several styles of one-piece cast aluminum wheels. These efforts were discontinued in 1998. In September 2000, we signed a licensing agreement with Performance to design, develop, market, and distribute a new series of one-piece cast aluminum wheels. During the fourth quarter of fiscal year 2001, Performance began shipping the new series to customers.

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

PRODUCT DEVELOPMENT

     As a part of our business strategy, we anticipate that our licensing partners will develop new applications for existing styles, as well as introduce new wheel styles as part of their CRAGAR product lines. We have done no in-house research and development activities in the last three years. There can be no assurance that our licensing partners will develop new applications or styles and, if they do, that the new applications and styles will increase the net sales of the CRAGAR branded product lines.

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

DISTRIBUTION, SALES, AND MARKETING

PRODUCT DISTRIBUTION

     Our products are sold through the distribution channels chosen by our licensing partners. We believe most of the licensees' channels of distribution and customers are similar to those employed by us in the past.

SALES AND MARKETING

     Our sales and marketing efforts are conducted by our licensing partners.

PRODUCTION

     Our licensees manufacture, assemble, market, sell, and distribute our wrought wheel business and steel outer rim wheel business. We have no production capability or manufacturing employees.

COMPETITION

     The market for custom aftermarket wheels is highly competitive and fragmented with over 100 domestic and foreign sellers of custom wheels. Competition is based primarily on product selection (including style and vehicle fit), product availability, quality, design innovation, price, payment terms, and service. Competition in the custom wheel market is intense. In addition to our Licensees, we believe that several major wheel manufacturers, such as American Racing Equipment, Inc., Ultra Custom Wheel Co., Panther Custom Wheel, and American Eagle, as well as suppliers to major automobile manufacturers, pose significant competition because of their substantial resources. There can be no assurance that Performance, Weld, and Carlisle will be successful in marketing custom aftermarket wheels under the CRAGAR brand name.

INTELLECTUAL PROPERTY

     Our licensees market CRAGAR custom wheels and products under a variety of brand names designed to capitalize on our reputation and brand recognition. We believe that our trademarks, including CRAGAR XLS, Keystone Klassic, Legacy, CRAGAR Lite, Star Wire, TRU=CRUISER, Street Pro, S/S, The Wheel People, TRU=SPOKE, and most importantly the CRAGAR name, are critical to our business. We own the rights to certain design and other patents and also rely on trade secrets and proprietary know-how. We seek to protect these rights, in part, through confidentiality and proprietary information agreements. As part of our licensing agreements, we have licensed our intellectual property including, designs, trade names, and patents to Performance, Weld, and Carlisle, while retaining ownership of the intellectual property. The licensing partners are required to maintain the confidentiality of the CRAGAR intellectual property, including any designs, trade names, and patents. There can be no assurance, however, that our patents will preclude our competitors from designing competitive products, that the proprietary information or confidentiality agreements with our licensing partners and others will not be breached, that our patents will not be infringed, that we would have adequate remedies for any breach or infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors. Furthermore, although there are controls within the licensing agreements, there is no assurance that actions taken by our licensing partners will not lead to a decrease in the value of our intellectual property.


PRODUCT RETURNS AND WARRANTIES

     Each licensee is responsible for all warranty claims related to products they sell under the CRAGAR brand names, other than products they purchased from us. Under the licensing agreements with Weld and Carlisle, the licensees are responsible for determining the stock return policies as they relate to their businesses. We have not had any stock adjustment returns since 1999. Warranty returns were approximately $0.00 in fiscal year 2002 and $0.00 in fiscal year 2001. As of December 31, 2002, we have recorded what we believe to be adequate reserves necessary to cover any potential stock adjustments and excess warranty claims not covered by our licensing transactions. There can be no assurance that future warranty claims, returns, or stock adjustments experienced by our licensing partners will not be materially greater than anticipated and may have a material adverse effect on the licensee's net sales of CRAGAR licensed products and related royalty payments to us.

EMPLOYEES

     As of December 31, 2002, we had one full-time employee, Michael Hartzmark, and two consultants, Michael Miller, our President, and Richard Franke, our Chief Financial Officer. Mr. Miller also serves as an executive at Centex Machining, a manufacturer of orthopedic implants and replacement parts. Mr. Franke also serves as Co-Managing Member & Chief Financial officer of New Horizon Capital, LLC, a company providing receivable financing to small businesses.

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

WE HAVE A HISTORY OF PREVIOUS LOSSES AND A TOTAL STOCKHOLDERS' DEFICIT.

     We were incorporated in December 1992 and have incurred significant losses in each of our fiscal years up through fiscal year ended December 31, 1998. For the fiscal year ended December 31, 2002, we reported net earnings of $461,330. In addition, for the fiscal years ended December 31, 2000 and December 31, 1999, we reported net earnings of $1,075,029 and $54,678, respectively. For the fiscal year ended December 31, 2001, we reported a net loss of $1,357,031. As of December 31, 2002, we had an accumulated deficit of $16,740,884 and a total stockholders' deficit of $996,691. There can be no assurance that we will be profitable in the future.

THE INDEPENDENT AUDITOR'S REPORT ON OUR COMPANY'S 2002 FINANCIAL STATEMENTS HAS BEEN QUALIFIED AS A GOING CONCERN.

     As a result of our total stockholders' deficit and the uncertainty regarding our ability to meet our anticipated operating and working capital needs, the independent auditors' report on our company's 2002 financial statements has been qualified as a going concern.

WE ARE DEPENDENT ON THIRD PARTIES TO GENERATE ROYALTIES.

     Our revenue and operating results are substantially dependent on the efforts and success of our third party licensing partners. Because the amount of royalties payable to us are determined by the net sales of those products by our licensing partners, our revenue will be subject to the abilities of our licensing partners to generate substantial net sales and deliver a high-quality product on a timely basis to our customers. In addition, because the primary fiduciary obligations of our licensing partners are to their stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments than would otherwise be the case. If any of our licensing partners does not meet its obligation under its respective licensing agreement, our primary remedy is to terminate that license agreement, which may be an effective remedy only if we can identify and secure other capable licensees of the affected products.

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

WE ARE DEPENDENT ON EXTERNAL FINANCING.

     During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2002. However, we extended the term of the loan to August 1, 2003. During the fiscal quarter ended March 31, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and expires in April 2003. Upon expiration of these loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

OUR INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE.

     We own 485,000 shares of Wrenchead, Inc.'s common stock. Of this amount, we have assigned 208,108 shares to various parties. Most of the shares are assigned to Limited Partners of Cragar Investment Limited Partnership. As of December 31, 2001, the partnership had raised $3,020,000, which was used primarily to acquire the economic rights to 201,333 shares of Wrenchead, Inc.'s common stock owned by our company and to pay for the costs of forming and administering the partnership. We are the general partner of Cragar Investment Limited Partnership. During the first quarter of fiscal year 2002, we acquired and assigned to the Cragar Investment Limited Partnership 918,750 shares of Wrenchead, Inc. Series A Senior Convertible Preferred Stock. To complete this transaction, the Partnership raised $285,000 from a group of private investors. During the fourth quarter of fiscal year 2001, we reported a loss on our investment in Wrenchead, Inc. of $1,229,029 as a result of the reduction in the estimated market value of Wrenchead, Inc.'s common stock that we have not assigned. There can be no assurance that the investment in Wrenchead, Inc. will be profitable in the future.

ROYALTY PAYMENTS WILL DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE.

     The royalty structure negotiated by us with two of our current licensing partners provides for a decrease in the applicable percentage of net sales that determines royalty payments to us as net sales increase above certain levels. As a consequence, our ability to realize the benefits of a substantial increase in sales with respect to any group of our licensed products sold by those licensing partners will be limited by the negotiated royalty fee structure as net sales of the licensed products increase.

THE EXTENSION OF OUR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL.

     Our business strategy uses the services of Trademarketing Resources, Inc. to extend the CRAGAR brand names to new products developed by our licensees as well as to non-wheel related products within the automotive aftermarket industry. We regard this extension of our brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenue. There can be no assurance, however, that Trademarketing Resources, Inc., our licensees, or we will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

     The market for our products is highly competitive. Historically, we have competed primarily on the basis of product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. We anticipate that our licensing partners will compete on those same terms. We believe that Weld, Carlisle, and Performance have sufficient financial, operational, and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that our licensing partners will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on our licensing partners, possibly resulting in the reduction or elimination of royalty payments due to us.

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

WE CANNOT PROVIDE ANY ASSURANCES OF ADDITIONAL SUCCESSFUL ALLIANCES.

     In furtherance of our business strategy, we will continue to consider alliances with other companies that could complement our new business strategy, including other complementary automotive aftermarket product lines where we can capitalize on the CRAGAR brand name. We cannot provide any assurances that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to us. Furthermore, even if we complete one or more licensing agreements, there can be no assurance that our licensing partners will be successful in manufacturing, marketing, selling, and distributing the licensed products.

     Any additional investment by us in Wrenchead, Inc. or other companies may result in a potentially dilutive issuance of equity securities, or the incurrence of additional debt, which could adversely affect our financial position. Alliances, whether licensing or direct investments in companies, involve numerous risks, such as the diversion of the attention of our management from other business concerns and our entrance into markets in which we have had no or only limited experience, both of which could have a material adverse effect on our business, financial condition, and results of operations.

OUR OPERATING RESULTS MAY VARY SUBSTANTIALLY FROM QUARTER TO QUARTER.

     The results of our operations have historically been subject to substantial variations as a result of a number of factors and we anticipate that these same factors will continue to result in seasonal variation. In particular, in the past our operating results varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which we participated and that our custom wheel licensees participate in. Historically, our net sales were highest in the first and second quarters of each fiscal year. Significant variation in orders during any period may have an impact on our cash flow or workflow. We believe that any period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. We expect that our licensing partners will be subject to the same variations and industry seasonality as we have experienced in the past.

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

OUR EXISTING STOCKHOLDERS MAY EFFECTIVELY CONTROL OUR COMPANY.

     Our directors, officers, and principal stockholders beneficially own approximately 38.4% of our outstanding common stock. As a result, these persons have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting the sale or merger of our company, and changing our dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of our company even when such a change of control would be in the best interest of our other stockholders.

THE ISSUANCE OF LARGE AMOUNTS OF PREFERRED STOCK COULD HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF OUR COMMON STOCK.

     Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. In the first quarter of 1998, for example, we issued 22,500 shares of Series A Preferred Stock for approximately $2,250,000 in additional capital. During the quarter ended September 30, 2000, 11,500 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 456,393 shares of our common stock. During the month ended January 30, 2001, an additional 11,000 shares of Series A Preferred Stock and the preferred stock dividends issued on that stock were converted into 616,131 shares of common stock. As of January 30, 2001, there were no shares of any Series A Preferred Stock outstanding.

     Additional series of preferred stock could be issued, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company that stockholders might consider to be in our company's best interests. There can be no assurance that we will not issue additional shares of preferred stock in the future.

WE ARE DEPENDENT ON KEY PERSONNEL.

     Our future success depends, in large part, on the efforts of Michael L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held, as of December 31, 2002, more than 18.0% of our common stock. The successful implementation of our business strategies will depend, in significant part, on the hiring of qualified management and other personnel by our licensing partners. In addition, the successful implementation of our brand extension strategy will depend, in significant part, on the qualified management and other personnel working at Trademarketing Resources, Inc. We have no input in the hiring decisions being made by our licensing partners or TRI. We do not maintain key man insurance on any of our personnel or consultants.

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

     There are currently no material pending proceedings to which we are a party or to which any of our property is subject, although we are from time to time involved in routine litigation incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any contemplated matters to stockholders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "CRGR.OB." The following table sets forth the high and low closing sale prices of the Common Stock, as quoted on the OTC Bulletin Board.

                                                             HIGH*        LOW*
                                                             -----        ----
FISCAL YEAR 2001
First Quarter..........................................      $2.75       $0.62
Second Quarter.........................................       2.25        1.80
Third Quarter..........................................       2.00        0.60
Fourth Quarter.........................................       2.00        1.10
FISCAL YEAR 2002
First Quarter..........................................      $1.85       $1.15
Second Quarter.........................................       1.60        0.55
Third Quarter..........................................       1.25        0.70
Fourth Quarter.........................................       1.03        0.90
FISCAL YEAR 2003
First Quarter (through March 24, 2003).................      $0.95       $0.80

*The prices listed in this table reflect inter-dealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

     On March 24, 2003, the closing price of our common stock as quoted on the OTC Bulletin Board was $0.85 per share. As of March 24, 2003, there were approximately 350 beneficial holders of our common stock.

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

     After reassessing our business strategy, we entered into licensing agreement whereby other companies manufacture, sell, and distribute certain of our products in exchange for a royalty based on sales of the licensed products. See Item 1 "Business." As a consequence we no longer manufacture, market, or sell a substantial portion of our revenue generating business. Because our licensees primary obligations are to their stockholders, they may make decisions or take steps that could have a material adverse affect on our business financial condition, or results of operations. See Item 1 "Business - Special Considerations."

                              RESULTS OF OPERATIONS

     The following table summarizes, for the periods indicated, the percentage of net sales represented by certain items included in our Statements of Operations.

                                                       Years Ended
                                                       December 31
                                           ------------------------------------
STATEMENTS OF OPERATIONS DATA:                2002         2001         2000
                                           ----------   ----------   ----------

Net sales.............................         100.0%       100.0%       100.0%

Cost of goods sold....................            0.0          0.0         50.3
                                           ----------   ----------   ----------
Gross profit..........................          100.0        100.0         49.7

Selling, general and administrative
 expenses.............................         (153.7)      (121.3)      (116.2)

 Gain (Loss) on investment............           6.30       (267.8)         --
                                           ----------   ----------   ----------
Loss from operations..................          (47.4)      (289.1)       (66.5)

Interest and other expenses, net......           67.4        (17.2)       195.9

Extraordinary gain....................           66.4         10.6         13.0
                                           ----------   ----------   ----------
Net earnings (loss)...................          86.4%     (295.6)%       142.4%
                                           ==========   ==========   ==========


FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

     The comparison of our financial results for the fiscal years ended December 31, 2002 and 2001 is set forth below.

     TOTAL REVENUE. Total revenue consists of gross sales less discounts, returns, and allowances plus royalties on the sale of licensed products. Total revenue for the fiscal year ended December 31, 2002 was $531,954 compared to $459,011 for the fiscal year ended December 31, 2001, representing an increase of 15.9%. Total revenue for the fiscal year ended December 31, 2002 and 2001, consisted of royalty income derived from Carlisle, Weld, Performance, ERTL/Racing Champions and Johnny Lightening. The increase is primarily the result of the new licensing program with Performance which added a new source of royalty payments for fiscal year 2002.

     GROSS PROFIT. Gross profit is determined by subtracting cost of goods sold from total revenue. Since our total revenue is derived from royalties, we did not realize any cost of goods sold. Therefore, Gross profit for the fiscal year ended December 31, 2002 was $531,954 compared to $459,011 for the fiscal year ended December 31, 2001.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal year ended December 31, 2002 were $817,544 compared to $556,544 for the fiscal year ended December 31, 2001, an increase of 46.9%. The increase was due primarily to increases in professional and consulting fees associated with our evaluation of potential strategic business alliances and opportunities, in addition to the potential opportunities to expand the use of our brand names.

     LOSS ON INVESTMENT. During the fiscal year ended December 31, 2001, we recorded an impairment on the carrying value of the investment in Wrenchead, Inc. in the amount of $1,229,029. The fair value was determined based upon sales of the common stock subsequent to December 31, 2001. For the fiscal year ended December 31, 2002 we determined there was no change in the fair market value of this investment.

     NON-OPERATING EXPENSES, NET. Non-operating income, net, for the fiscal year ended December 31, 2002 was $358,442 compared to net non-operating expenses of $78,981 for the fiscal year ended December 31, 2001. This increase of $437,423 was primarily attributable to the settlement proceeds realized from Titan International and other miscellaneous income.

     EXTRAORDINARY GAIN. We had a an extraordinary gain of $352,965 for the fiscal year ended December 31, 2002 primarily resulting from debt forgiveness associated with amounts owed on the legal fees attributable to our lawsuits against Titan International, which settled as of March 18, 2002 and the write-off of approximately $230,000 of accounts payable due to a vendor that filed bankruptcy in 1999. The vendor's assets were subsequently acquired out of bankruptcy, but it is our understanding that this receivable was either not part of the Plan or that the new owner has no intention of collecting the receivable. Therefore, we have written off the account payable.

     INCOME TAXES. Due to carry-forward losses from previous years, we had no income tax provision in the fiscal years ended December 31, 2002 or 2001. We had no income tax provision in the fiscal year ended December 31, 2001 due to an operating loss in that year.

     OTHER EARNINGS (LOSSES), NET. Net earnings for the fiscal year ended December 31, 2002 was $461,330 compared to net losses of $1,357,031 for the fiscal year ended December 31, 2001. Basic earnings per share for the fiscal year ended December 31, 2002 was $0.12 compared to basic losses per share of $0.37 for the fiscal year ended December 31, 2001. Diluted earnings per share for the fiscal year ended December 31, 2002 was $0.12 compared to diluted losses per share of $0.37 for the fiscal year ended December 31, 2001. See Exhibit 11 to this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

     During the third quarter of fiscal year 2000, we paid off and terminated the $8.5 million credit facility with Nations Credit Commercial Funding Corporation. Two investors provided payoff proceeds totaling $1,200,000 at an interest rate of 2.25% above the prime rate. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of 2.25% above the prime rate. This loan is secured by substantially all of our assets and expires in April 2003. During the fiscal year ended December 31, 2002 we paid off $40,000 of the loan balance and reduced the outstanding indebtness associated with the loans to $1,265,500.

     At December 31, 2002, we had an accumulated deficit of $16,740,884. For the fiscal year ended December 31, 2002, our operating activities used $10,113 of cash, which was primarily attributable to our payments on accounts payable and accrued expenses, including legal costs associated with our various litigation matters. During the fiscal year ended December 31, 2002, our investing activities provided $35,513 of cash. During the fiscal year ended December 31, 2002, our financing activities used $40,000 in cash. This cash was used for the repayment of a portion of the note payable to one of our investors.

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

ITEM 7. FINANCIAL STATEMENTS

     The audited financial statements of our company as of December 31, 2002 and for each of the fiscal years in the two-year period ended December 31, 2002 are located beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our company's board of directors currently consists of five members. Directors hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The present terms of Michael
L. Hartzmark, Marc Dworkin, Mark Schwartz, Donald E. McIntyre, and Michael R. Miller, all of whom are incumbent directors, will expire at the 2003 Annual Meeting.

     Information concerning the names, ages, terms, positions with our company and business experience of our company's current directors and executive officers is set forth below.

     Name                           Age      Position
     ----                           ---      --------
     Michael Hartzmark, Ph.D.       47       Treasurer, Chief Executive Officer,
                                               and Director
     Marc Dworkin(1)(2)             56       Director
     Mark Schwartz(1)(2)            52       Director
     Donald E. Mclntyre(1)(2)       78       Director
     Michael R. Miller              44       President, Secretary, Chief
                                               Operating Officer, and Director
     Richard P. Franke              46       Chief Financial Officer

     ------------------------
     (1) Member of Audit Committee
     (2) Member of Compensation Committee

     MICHAEL L. HARTZMARK joined our company as a full-time employee in May 1993 and has served as its Chief Executive Officer since June 4, 1993, and as a director since January 1, 1993. Dr. Hartzmark is also a Financial Consultant with Fahnestock and Co., Inc., serves on the Board of Directors of Pacific Biometrics, Inc. (OTCBB: PBMI) and is on the Financial Advisory Board of Shaker Investments, Inc.

     Prior to joining the Company, Dr. Hartzmark was an economic consultant (as President of EconOhio Corporation) and a financial consultant (as President of MDA Financial, Inc.). EconOhio wrote business plans for and provided advice to a variety of companies. MDA provided financial consulting services to small and medium-size companies, as well as assistance to oil and gas and real estate limited partnerships. From 1987 to 1989, Dr. Hartzmark was a Senior Economist at Lexecon, Inc., a Chicago-based economics and law-consulting firm. Dr. Hartzmark was the John M. Olin Visiting Scholar at the University of Chicago and an Assistant Professor at the University of Michigan. He has also worked for the Treasury Department and the Commodity Futures Trading Commission. Dr. Hartzmark earned his M.A. and Ph.D. degrees in economics at the University of Chicago. He holds a B.A. in economics from the University of Michigan.

     MARC DWORKIN has served as a director of our company since October 2000. Mr. Dworkin currently is managing director of Quartermaine Capital Limited, a management consulting and financial advisory entity, specializing in small and mid-size companies. Mr. Dworkin held the position of Vice President, Development at MemberHealth Inc., a prescription benefit management company. Prior to his work at Memberhealth, Inc., Mr. Dworkin was President of Chantal Pharmaceutical Corporation, a manufacturer of skin care cosmetic products. Mr. Dworkin served as President and a Director of Sid's Get It For Less, a discount drug retailer. Mr. Dworkin served as Executive Vice President, Marketing and Operations, and a Director of

Revco D.S. Incorporated, as well as President of Carl's Drugs, a wholly owned subsidiary of Revco D.S. Incorporated. Mr. Dworkin earned his B.A. in marketing from Michigan State University.

     MARK SCHWARTZ has served as a director of our company since January 1993. Mr. Schwartz is President and CEO of G & S Metal Products Co., Inc., the largest producer of metal bakeware for the consumer market in the United States and one of the major U.S. manufacturers of aluminum fencing for residential and commercial markets. Its customers include major U.S. retailers in virtually every segment of the trade, including supermarkets, mass merchants, and television retailers.

     DONALD E. MCINTYRE has served as a director of our company since June 1996. Currently, Mr. McIntyre serves as Chief Executive Officer of Amerifirst, which he joined in February 2003. From November 2001 until August 2002, Mr. McIntyre served as CEO of American Family Foundation, an organization engaged in establishing private foundations for individual families. Prior to this, Mr. McIntyre served as Chairman of the Board, CEO, and President of American Business Funding Corporation, a privately held company engaged in the business of factoring commercial accounts receivable. Until its sale in February 1997, he was also interim CEO at Capital Electric Group, Inc. From 1962 to 1981, Mr. McIntyre was Chairman of the Board, President, and CEO of Custom Products Corporation, a multi-plant manufacturing and distribution company. Mr. McIntyre has served as a director of Unicom, Pinnacle Peak Solutions, One Source Technology, Capital Electric Group, the Joray Corporation, and Watkins Shepard Inc., Prime Time Resort and many other companies. Mr. McIntyre holds a B.S. from Iowa State University and attended post-graduate courses at Michigan State University and Drake University School of Law.

     MICHAEL R. MILLER joined our company as its Chief Operating Officer in November 1996. Mr. Miller was appointed President of our company in November 1999. Currently, Mr. Miller also serves as an executive at Centex Machining and has served in this role since March 2003. Prior to joining Centex Machining, Mr. Miller served as Vice-President, Operations for Novellus, Inc. (and Speedfam-IPEC prior to its acquisition by Novellus, Inc.), a company engaged in manufacturing polishing processing equipment for the semiconductor industry from 2001 to March 2003. From mid-2000 to mid-2001, Mr. Miller served as Vice-President and General Manager for Medsource Technologies, Inc. a manufacturer of medical products and surgical instrumentation. From 1992 to 1996, Mr. Miller was employed at Form Rite, a supplier of fluid handling systems to Ford, GM, Chrysler, Mercedes, Nissan, and TRW. Mr. Miller served as Vice President of Operations for Mr. Gasket Company, Inc. and had operating responsibility for Cragar from 1988 to 1992. He joined Mr. Gasket from the consulting practice of Deloitte & Touche. Mr. Miller has a B.S. in Business Administration from the University at Albany and a Master of Business Administration from Rochester Institute of Technology.

     RICHARD P. FRANKE became our company's Chief Financial Officer on January 1, 1999 after serving as a consultant to us for the previous three months. Currently, Mr. Franke also serves as Co-Managing Member and Chief Financial officer of New Horizon Capital, LLC, a company providing receivable financing to small businesses and has served in that capacity since 2000. From 1994 to 1998, Mr. Franke was employed as Chief Operating Officer & Chief Financial Officer for Infinity2, Inc., an international network marketing company, Chief Operating Officer & Chief Financial Officer for Capital Electric Group, Inc., an electrical wholesale distributor, and as a consultant and Chief Financial Officer for Inter Pipe, Inc., a specialty truck manufacturer. Prior to 1994, Mr. Franke was the Chief Financial Officer at B&K

Steel Fabrications, Inc., a regional steel fabricator located in the southwestern United States. Mr. Franke holds a B.S. in Accounting from Arizona State University.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for each of the three fiscal years ended December 31, 2002, the total compensation awarded to, earned by, or paid to our Chief Executive Officer. No other executive officer earned an annual salary and bonus in excess of $100,000 in 2002.


                                                             Long Term
                                                           Compensation
                                     Annual Compensation      Awards
                                     -------------------      ------
                                                            Securities
Name and                                                    Underlying
Principal Position         Year     Salary                Stock Options(1)
------------------         ----     ------                ----------------
Michael L. Hartzmark       2002   $120,000                          --
Chief Executive Officer    2001   $120,000                      30,000
                           2000   $113,300                      13,332

     (1) The exercise price of all options granted were equal to or greater than the fair market value of the Company's common stock on the date of grant.


                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock option grants to the Chief Executive Officer or any executive officer during the fiscal year ended December 31, 2002.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUE

     The following table sets forth information concerning the value of the Chief Executive Officer's unexercised options at December 31, 2002. Neither the Chief Executive Officer, nor any of the executive officers exercised any stock options in 2002.

                                     NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED         IN-THE-MONEY
                                         OPTIONS AT                 OPTIONS AT
                          SHARES    DECEMBER 31, 2002 (#)     DECEMBER 31, 2002 ($)
                         ACQUIRED   ---------------------     ---------------------
    NAME                    ON       VALUE
UNEXERCISABLE            EXERCISE   REALIZED  EXERCISABLE   UNEXERCISABLE  EXERCISABLE
-------------            --------   --------  -----------   -------------  -----------
Michael L. Hartzmark         -         -         80,000        20,000           -
Chief Executive Officer
-------------------------

Options are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options.

EMPLOYMENT AGREEMENTS

     Our company has no employment agreements in place.

DIRECTOR COMPENSATION

     In lieu of monetary compensation, our company grants all non-employee directors options to purchase 2,000 shares of Common Stock at an exercise price equal to the closing Common Stock price on the day of the grant for attendance at each of our quarterly and annual meetings of directors. Our company also grants each non-employee director options to purchase 2,000 shares of Common Stock, at an exercise price equal to our closing Common Stock price on the day of grant, upon his or her initial election and on subsequent re-election as a non-employee director. In addition, directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings.

     Directors who are not our employees receive nonqualified stock options pursuant to a formula grant provision of the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan").Pursuant to the Directors' Plan, Messrs. Dworkin, McIntyre, Miller, and Schwartz were each granted options in May 2002 to purchase 6,000 shares for a period of 10 years at an exercise price of $1.60 per share. Pursuant to the Directors' Plan, Messrs. Dworkin, McIntyre, Miller, and Schwartz were each granted options in November 2002 to purchase 4,000 shares for a period of 10 years at an exercise price of $0.90 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 31, 2003, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by us to beneficially own more than 5% of such stock, (ii) each of our directors, (iii) the Chief Executive Officer and each of the other executive officers, and (iv) all directors and officers as a group. Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed below, based on information furnished by such owners, has sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                      Shares
                                                   Beneficially      Percent of
Name and Address of Beneficial Owner(l)              Owned(2)         Total(3)
---------------------------------------              --------         --------
Michael L. Hartzmark, Ph.D.(4)(11)                   167,133            4.26%
Michael R. Miller(11)                                  89,000           2.26%
Mark Schwartz(5)(11)                                 322,878            7.98%
Marc Dworkin(6)(11)                                    28,000           0.72%
Estate of Sidney Dworkin(7)(11)                      703,922           16.66%
Donald McIntyre(11)                                    48,000           1.23%
Harry Schwartz(8)                                    269,311            6.76%
Dolores Hartzmark(9)                                 554,907           12.95%
Lee Hartzmark(10)                                      10,533           0.27%
Richard P. Franke(11)                                  22,000           0.57%
All executive officers and directors
     as a group (six persons)(12)                    677,011           14.17%

(1) Unless otherwise noted, the address of each of the listed shareholders is c/o Cragar Industries, Inc. 4620 East Arcadia Lane, Phoenix, Arizona 85018.
(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2003 through the exercise of any option or warrant.
(3) In calculating percentage ownership, all shares of Common Stock that the named shareholder has the right to acquire within 60 days upon exercise of any option or warrant are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such shareholder, but are not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholder. Shares and percentages beneficially owned are based upon 3,842,039 shares outstanding on March 31, 2003.

(4) Includes 80,000 shares purchasable upon exercise of options, and 31,960 shares owned by MDA Financial, Inc. of which Mr. Hartzmark is a beneficial owner.
(5) Includes 50,100 shares purchasable upon exercise of options, 14,000 shares purchasable upon the exercise of various warrants, and 140,030 shares of Common Stock from the conversion of Series A Convertible Preferred Stock in January 2001.
(6)  Includes 28,000 shares purchasable upon exercise of options.
(7) Includes 21,400 shares purchasable upon exercise of options, 10,533 shares owned by CN Partners of which the Estate is a one-fifth beneficial owner, 164,500 shares purchasable upon the exercise of various warrants, and 198,432 shares of Common Stock from the conversion of Series A Convertible Preferred Stock in July 2000. Includes all securities owned by Doris Dworkin, the spouse of the decedent.
(8) Includes 10,533 shares owned by CN Partners of which Mr. Schwartz is a one-fifth beneficial owner and 140,030 shares of Common Stock from the conversion of Series A Convertible Preferred Stock in January 2001.
(9) Includes 164,500 shares purchasable upon exercise of various warrants and 280,059 shares of Common Stock from the conversion of Series A Convertible Preferred Stock in January 2001.
(10) Includes 10,533 shares owned by CN Partners of which Mr. Hartzmark is a one-fifth beneficial owner.
(11) Includes director and employee options currently owned that have vested or will vest as of May 31, 2003.
(12) Includes Messrs. M. Dworkin, M. Schwartz, M. Hartzmark, D. McIntyre, M. Miller, and R. Franke. The amount does not include the Estate of Sidney Dworkin.

     Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our Common Stock are required to report their initial ownership of our Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates. Based upon a review of such reports furnished to us, or written representations that no reports were required, we believe that all of the filing requirements were satisfied during the year ended December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options or warrants under our Non-Employee Directors' Stock Option Plan, as amended on May 16, 1997 and May 13, 2002, our Stock Option and Restricted Stock Plan, as amended May 16, 1997 and other equity compensation plans as of March 24, 2003.

                                                                                                  (c)
                                              (a)                                        Number of Securities
                                      Number of Securities            (b)              Remaining Available for
                                       to be Issued Upon        Weighted Average        Future Issuance Under
                                          Exercise of           Exercise Price of    Equity  Compensation Plans
                                      Outstanding Options,    Outstanding Options,     (Excluding Securities
           Plan Category              Warrants, and Rights    Warrants, and Rights      Reflected in Column (a)
           -------------              --------------------    --------------------      -----------------------
Equity Compensation Plans Approved          412,600                   $3.01                    187,400
by Stockholders (1)

Equity Compensation Plans Not                58,182                   $0.01                      n/a
Approved by Stockholders (2)
                                            -------                   -----                    -------
Total                                       470,782                   $2.64                    187,400

----------
(1) The equity compensation plans approved by the stockholders include shares issued upon the exercise of outstanding options, warrants, and rights from the Non-Employee Directors' Stock Option Plan and the Stock Option and Restricted Stock Plan.
(2) The equity compensation plans not approved by the Stockholders includes shares issued upon the exercise of outstanding option, warrants, rights from the Representation Agreement with Trademarketing Resources, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 1, 2002, we granted warrants to purchase 42,000 shares of Common Stock at a price of $1.05, exercisable over five years to Doris Dworkin and Dolores Hartzmark, each of whom agreed to extend their respective loans of $600,000 to us. On March 1, 2002, we granted a warrant to purchase 7,000 shares of Common Stock at a price of $1.45, exercisable over five years to Mark Schwartz, who lent $105,000 to us. The exercise price of the warrants was equal to the market price of the Common Stock on the date of grant.

     We believe that all transactions we entered into with affiliates are at arm's length and on terms equivalent or similar to terms under which we would conduct business with unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The exhibits required to be filed as a part of this Annual Report are listed below.

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant filed with State of Delaware on October 1, 1996 (1)
3.2      Amended and Restated Bylaws of the Registrant (1)
3.3      Form of Certificate of Designation (3)
4        Form of Certificate representing Common Stock (1)
4.1      Form of Warrant Agreement (2)
4.3      Form of Warrant Certificate (1)
4.5      Form of Class A Stock Purchase Warrant Certificate (1)

4.7      Form of Class C Stock Purchase Warrant Certificate (1)
4.8 Form of Stock Option/Restricted Stock Grant for grants made pursuant to either or both the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan and the CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan (1)
10.1     CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan
         (1)
10.1(a) First Amendment to the CRAGAR Industries, Inc. 1996 Non-Employee Directors' Stock Option Plan, dated October 1, 1996 (1)
10.2 CRAGAR Industries, Inc. 1996 Stock Option and Restricted Stock Plan (1) 10.2(a) First Amendment to the CRAGAR Industries, Inc. 1996 Stock Option and
         Restricted Stock Plan, dated October 1, 1996 (1)
10.4     Form of Promissory Note of the Registrant, dated March 16, 1999 (4)
10.5 Form of Security Agreement underlying Promissory Note of the Registrant, dated March 16, 1999 (4)
10.6 Agreement of Purchase and Sale of Assets between the Registrant and Weld Racing, Inc. dated September 30, 1999 (5)
10.7 Exclusive Field of Use License Agreement between the Registrant and Weld Racing, Inc. dated September 30, 1999 (5)
10.8 Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (5)
10.9 Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (5)
10.10    Form of Promissory Note of the Registrant, dated December 22, 1999 (6)
10.11 Form of Security Agreement underlying Promissory Note of Registrant, dated December 22, 1999 (6)
10.12    Stock Option (7)
10.13    Sales Agreement (7)
10.14    Amendment to Sales Agreement (7)
10.15    Form of Promissory Note of the Registrant, dated August 1, 2000 (8)
10.16 Form of Security Agreement underlying Promissory Note of the Registrant, dated August 1, 2000 (8)
10.17 Form of Security Agreement (Pledge) underlying Promissory Note of the Registrant, dated August 1, 2000 (8)
10.18 Exclusive Field of Use License Agreement between the Registrant and Performance Wheel Outlet, Inc. dated September 1, 2000 (8)
10.19    Form of Promissory Note of the Registrant, dated March 1, 2001 (8)
10.20    Form of Restricted Stock Agreement with Trademarketing Resources, Inc.
         (9)
10.21    Licensing Representation Agreement with Trademarketing Resources, Inc.
         (10)
11       Schedule of Computation of Earnings per Share
21       List of Subsidiaries of the Registrant (1)
99.1     Certification Pursuant to 18 U.S.C Section 1350
99.2     Certification Pursuant to 18 U.S.C Section 1350
---------------

     (1) Incorporated by reference to Cragar's Registration on Form SB-2 (No. 333-13415)
     (2) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)
     (3) Incorporated by reference to Cragar's Current Report of Form 8-K, filed January 23, 1999 (no. 1-12559)
     (4) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on May 12, 1999 (no. 1-12559)
     (5) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on November 15, 1999 (no. 1-12559)

     (6) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 1-12559)
     (7) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on August 15, 2000 (no. 1-12559)
     (8) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1-12559)
     (9) Incorporated by reference to Cragar's Registration Statement on Form S-8 filed on May 22, 2001 (No. 333-61414)
     (10) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on August 14, 2001 (no. 1-12559)


ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRAGAR INDUSTRIES, INC.


                                       By: /s/ Michael L. Hartzmark
                                           ---------------------------------
                                           Michael L. Hartzmark
                                           Chief Executive Officer
         Date:   March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                       DATE
          ---------                        -----                       ----

/s/ Michael L. Hartzmark        Treasurer, Chief  Executive       March 31, 2003
---------------------------     Officer, and Director
Michael L. Hartzmark            (Principal Executive Officer)


/s/ Richard P. Franke           Chief Financial Officer           March 31, 2003
---------------------------     (Principal Financial Officer)
Richard P. Franke

/s/ Michael Miller              Secretary, President, Chief       March 31, 2003
---------------------------     Operating Officer, and Director
Michael Miller

/s/ Marc Dworkin                Director                          March 31, 2003
---------------------------
Marc Dworkin

/s/ Donald McIntyre             Director                          March 31, 2003
---------------------------
Donald McIntyre

/s/ Mark Schwartz               Director                          March 31, 2003
---------------------------
Mark Schwartz

                                  CERTIFICATION

I, Michael L. Hartzmark, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cragar Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003
                                                   /s/ Michael L. Hartzmark
                                                   -----------------------------
                                                   Michael L. Hartzmark
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Richard P. Franke, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cragar Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003
                                                   /s/ Richard P. Franke
                                                   -----------------------------
                                                   Richard P. Franke
                                                   Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Cragar Industries, Inc.

We have audited the accompanying balance sheet of Cragar Industries, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cragar Industries, Inc. as of December 31, 2002, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant negative working capital and accumulated deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
March 17, 2003

                             CRAGAR INDUSTRIES, INC.
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Current Assets
       Cash                                                        $     18,616
       Non-trade Receivables                                            237,902
       Investment in Wrenchead.com                                       78,489
       Other Current Assets                                              40,310
                                                                   ------------
       Total Current Assets                                             375,317

Other Assets                                                             17,360
                                                                   ------------
Total Assets                                                       $    392,677
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable                                            $    110,968
       Notes payable-current                                          1,265,500
       Accrued interest                                                   9,219
       Accrued expenses                                                   3,681
                                                                   ------------
       Total current liabilities                                      1,389,368
                                                                   ------------
Total liabilities                                                     1,389,368
                                                                   ------------

Stockholders' Deficit
       Common stock, par value $.01; 10,000,000
           shares authorized, 3,839,429 shares
           issued and outstanding                                        38,394
       Additional paid-in capital                                    15,705,799
       Accumulated deficit                                          (16,740,884)
                                                                   ------------
       Total stockholders' deficit                                     (996,691)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $    392,677
                                                                   ============

The Accompanying Notes are an Intregral Part of the Financial Statements

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                         2002           2001
                                                     -----------    -----------
Royalty Revenues                                     $   531,954    $   459,011
Cost of Goods Sold                                          --             --
                                                     -----------    -----------
      Gross Profit                                       531,954        459,011

Selling, general and administrative expenses             817,544        556,544
Gain (loss) on investment                                 35,513     (1,229,029)
                                                     -----------    -----------
      Loss from Operations                              (250,077)    (1,326,562)
                                                     -----------    -----------

Other operating income (expenses), net
      Interest Expense                                  (133,853)      (132,774)
      Other, net                                         192,295         29,292
      Litigation Settlement Proceeds                     300,000           --
      Gain on Sales of Assets                               --           24,501
                                                     -----------    -----------
      Total non-operating income (expenses), net         358,442        (78,981)
                                                     -----------    -----------

Net earnings (loss) before income taxes and
      extraordinary item                                 108,365     (1,405,543)
Income Taxes                                                --             --
                                                     -----------    -----------
Net earnings (loss) before extraordinary item            108,365     (1,405,543)
Extraordinary Item: Forgiveness of Debt                  352,965         48,512
                                                     -----------    -----------
Net Earnings (Loss)                                  $   461,330    $(1,357,031)
                                                     ===========    ===========

Earnings per share:
      Basic:
         Income (loss) before extraordinary item     $      0.03    $     (0.37)
         Extraordinary item                                 0.09           --
                                                     -----------    -----------
         Net Income (loss)                           $      0.12    $     (0.37)
                                                     ===========    ===========
      Diluted:
         Income (loss) before extraordinary item     $      0.03    $     (0.37)
         Extraordinary item                                 0.09           --
                                                     -----------    -----------
         Net Income (loss)                           $      0.12    $     (0.37)
                                                     ===========    ===========

      Basic Weighted Average Shares Outstanding        3,839,429      3,721,908
                                                     ===========    ===========
      Diluted Weighted Average Shares Outstanding      3,866,168      3,721,908
                                                     ===========    ===========

     The Accompanying Notes are an Intregal Part of the Financial Statements

                             CRAGAR INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2002 and 2001

                                                COMMON STOCK                  PREFERRED STOCK
                                        ----------------------------    ----------------------------
                                            NUMBER                          NUMBER
                                          OF SHARES        AMOUNT         OF SHARES        AMOUNT
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2000                    3,016,716    $     30,167          11,000    $        110

Preferred stock converted
      to common stock                        616,131           6,161         (11,000)           (110)

Common stock issued for
      professional and licensing fees        256,364           2,564            --              --

Common stock issued for
      exercise of warrants                     8,400              84            --              --

Issuance of warrants                            --              --              --              --

Net loss                                        --              --              --              --
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2001                    3,897,611          38,976            --              --

Return of common stock &
      issuance of options                    (58,182)           (582)           --              --

Issuance of warrants                            --              --              --              --

Net income                                      --              --              --              --
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2002                    3,839,429    $     38,394            --      $       --
                                        ============    ============    ============    ============


                                                ADDITIONAL
                                             PAID-IN CAPITAL
                                        ----------------------------                       TOTAL
                                                                         ACCUMULATED    STOCKHOLDERS'
                                           COMMON         PREFERRED        DEFICIT         DEFICIT
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2000                 $ 13,904,530    $  1,093,515    $(15,597,455)   $   (569,133)

Preferred stock converted
      to common stock                      1,335,773      (1,093,515)       (248,309)           --

Common stock issued for
      professional and licensing fees        398,636            --               581         401,781

Common stock issued for
      exercise of warrants                     8,316            --              --             8,400

Issuance of warrants                          31,922            --              --            31,922

Net loss                                        --              --        (1,357,031)     (1,357,031)
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2001                   15,679,177            --       (17,202,214)     (1,484,061)

Return of common stock &
      issuance of options                        582            --              --              --

Issuance of warrants                          26,040            --              --            26,040

Net income                                      --              --           461,330         461,330
                                        ------------    ------------    ------------    ------------
Balances at
      December 31, 2002                 $ 15,705,799    $       --      $(16,740,884)   $   (996,691)
                                        ============    ============    ============    ============

       The Accompanying Notes are an Integral Part of the Financial Statements

                             CRAGAR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001

                                                                   2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                                          $   461,330    $(1,357,031)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Gain on disposition of property and equipment                   --          (24,501)
      (Gain) loss on investment                                    (35,513)     1,229,029
      Extraordinary gain from forgiveness of debt                 (352,965)       (48,512)
      Issuance of stock for services                                  --          401,781
      Warrants issued for financing costs                           26,040         31,922

      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                           --          294,641
        Non-trade receivables                                     (105,669)       (14,549)
        Prepaid expenses and other current assets                  199,690       (237,500)
        Other assets                                                12,640         27,624
        Accounts payable                                           (27,875)        99,438
        Accrued expenses                                          (189,011)      (510,523)
        Accrued interest                                             1,220         (1,731)
                                                               -----------    -----------
              Net cash used by operating activities            $   (10,113)   $  (109,912)
                                                               -----------    -----------

     The Accompanying Notes are an Intregal Part of the Financial Statements

                             CRAGAR INDUSTRIES, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 For the Years Ended December 31, 2002 and 2001

                                                                   2002           2001
                                                               -----------    -----------
Cash flows from investing activities:
       Proceeds from disposition of property and equipment     $      --      $    66,428
       Proceeds from sale of investments                           297,929           --
       Purchase of investments                                    (262,416)          --
                                                               -----------    -----------
       Net cash provided by investing activities                    35,513         66,428
                                                               -----------    -----------

Cash flows from financing activities:
       Issuance of common stock                                       --            8,400
       Repayment of notes payable to related parties               (40,000)          --
                                                               -----------    -----------
       Net cash provided (used) by financing activities            (40,000)         8,400
                                                               -----------    -----------

Decrease in cash and cash equivalents                              (14,600)       (35,084)

Cash and cash equivalents at beginning of year                      33,216         68,300
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $    18,616    $    33,216
                                                               ===========    ===========

Supplemental disclosure of cash flow information:
       Net cash paid for interest                              $   132,633    $   134,505
                                                               ===========    ===========

Non-cash Financing and Investing Activities
       Gain on forgiveness of debt                             $   352,965    $    48,512
                                                               ===========    ===========

       Issuance of common stock warrants                       $    26,040    $    31,921
                                                               ===========    ===========

     The Accompanying Notes are an Intregal Part of the Financial Statements

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

ACCOUNTS RECEIVABLE

The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. As of December 31, 2002, no provision was established, as the Company believed all receivables were fully collectible.

INVESTMENTS

Investments consist of nonmarketable common stock and options to purchase nonmarketable common stock. The investments are stated at the lower of cost or market. During the year ended December 31, 2001, a loss on impairment was reported against the investment in the amount of $1,229,029. The fair value was determined based on sales in a private placement.

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

REVENUE RECOGNITION

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

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of potentially dilutive securities. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding options are not included in the computation of diluted earnings per share because their effect would be antidilutive.

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options or warrants. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED):
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options and warrants at December 31, 2002 and 2001 of 710,100 and 710,475, respectively, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the fair value of certain financial instruments. The following methods and assumptions were used by the Company in estimating fair value disclosures for the financial instruments:

Limitations - Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, and matters of judgement and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from the offering for sale at one time of the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

Since the fair value is estimated as of December 31, 2002, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

Current assets and current liabilities - The amounts reported in the balance sheet approximate fair value due to the short maturities of these items.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (hereinafter "SFAS No. 141"). SFAS No. 141 mandates the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in business combinations completed after June 30, 2001. The Company adopted SFAS No. 141, as required, on July 1, 2001 with no material impact on its financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested, in the absence

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED):
--------------------------------------------------------------------------------

RECENTLY ADOPTED ACCOUNTING STANDARDS (CONTINUED)

of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. The Company adopted SFAS No. 142, as required, on January 1, 2002 with no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143, as required, on January 1, 2002 with no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 was issued to resolve certain implementation issues that had arisen under SFAS No.
121. Under SFAS No. 144, a single uniform accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. The Company adopted SFAS No. 144, as required, on January 1, 2002 with no material impact on its financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" (hereinafter "SFAS No.147"). SFAS No. 147 requires that acquisitions of financial institutions be accounted in accordance with SFAS Nos. 141 and 142, and puts any intangible asset there from under the guidance of SFAS No. 144. The Company adopted SFAS No. 147 in October 2002, with no impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as well as requiring prominent disclosure about the method and effect of accounting for stock-based compensation. The Company adopted the provisions of SFAS No. 145 as of December 31, 2002 with no material effect on its financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                        AND USE OF ESTIMATES (CONTINUED):
--------------------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED (CONTINUED)

Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the provisions of SFAS No. 145 that amend SFAS No. 13, as required, on May 15, 2002 for transactions occurring after such date with no material impact on its financial statements. The Company's management currently does not expect that the adoption of the remaining provisions of SFAS No. 145, as required, on January 1, 2003 will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 was issued to address the financial accounting and reporting for costs associated with exit or disposal activities, unless specifically excluded. SFAS No. 146 requires that a liability for a cost associated with a covered exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. If employees are not required to render service until they are terminated in order to receive the one-time termination benefits or if employees will not be retained to render service beyond the minimum retention period (as dictated by existing law, statute or contract, or in the absence thereof, 60 days), a liability for the termination benefits shall be recognized and measured at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the one-time termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date. The liability shall be recognized ratably over the future service period. SFAS No. 146 also dictates that a liability for costs to terminate an operating lease or other contract before the end of its term shall be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is to be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. SFAS No. 146 further dictates that a liability for other covered costs associated with an exit or disposal activity be recognized and measured at its fair value in the period in which the liability is incurred. The Company's management currently does not expect that the adoption of SFAS No. 146, as required, on January 1, 2003 will have a material impact on its financial statements.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 2
                        NOTES PAYABLE TO RELATED PARTIES
--------------------------------------------------------------------------------

As of December 31, 2002, notes payable consists of the following:

Note payable to two individuals, with interest
at the rate of prime plus 2.25% per annum.
Interest payments due monthly; the principal
balance due September 1, 2003                                     $ 1,160,000

Note payable to an individual, with interest
at the rate of prime plus 2.25% per annum.
Interest payments due monthly; principal
balance due April 1, 2003                                             105,500
                                                                  -----------
                                                                  $ 1,265,500
                                                                  ===========


--------------------------------------------------------------------------------
                                     NOTE 3
                                     EQUITY
--------------------------------------------------------------------------------

COMMON STOCK

During the year ended December 31, 2002 the Company issued 58,182 common stock options with an exercise price of $0.01 in lieu of shares of common stock per the contract with Trademarketing Resources, Inc. (see Note 5). The value of the common stock options at the date of grant was approximately $120,000.

WARRANTS

At December 31, 2001, the Company had outstanding Class A warrants to purchase 7,877.5 shares of the Company's common stock at $1.43 per share. These warrants became exercisable on January 1, 1993 and expired on December 31, 2002. In addition, at December 31, 2000, the Company had outstanding Class C warrants to purchase 21,000 shares of the Company's common stock at $3.25 per share. These warrants became exercisable on July 1, 1996. During the year ended December 31, 2001 8,400 of these warrants were exercised and the remainder expired on June 30, 2001. In the opinion of management, the exercise price of the Class A and C warrants approximated their fair value at the date of grant; therefore, no debt discount was recorded at the date of grant.

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

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 3
                               EQUITY (CONTINUED)
--------------------------------------------------------------------------------

WARRANTS (CONTINUED)

recorded as a contra entry to additional paid-in capital - preferred. This amount was amortized to accumulated deficit on a straight-line basis over the three (3) year life of the warrants.

Warrants to acquire 50,000 shares of the Company's common stock at $5.25 per share relating to the Company's 1998 acquisition of a credit facility were outstanding at December 31, 2002 and 2001. The warrants became exercisable in April 1998 and expire in April 2003. These warrants were valued at $21,900 based upon the market value of similar publicly traded warrants as of the date of grant. The warrant value was fully amortized to interest expense in 1998.

Warrants to acquire 12,500 shares of the Company's common stock at $3.00 per share related to the acquisition of notes payable were outstanding at December 31, 2002 and 2001. The warrants were exercisable upon issuance and expire in January 2003. These warrants were valued at $13,000 based upon the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during 1998.

During April 1999 the Company granted warrants to purchase 73,500 shares of the Company's common stock at $5.00 per share relating to personal pledges made by stockholders related to the Company's credit facility. The warrants were exercisable upon issuance and expired in April 2002 and were outstanding at December 31, 2001. These warrants were valued at $54,472 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

Warrants to purchase 3,500 shares of the Company's common stock at $1.80 per share relating to the acquisition of notes payable were outstanding at December 31, 2002 and 2001. The warrants were exercisable upon issuance and expired in December 2002. These warrants were valued at $2,825 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 1999.

Warrants to purchase 77,000 shares of the Company's common stock at $5.00 per share relating to personal pledges made by stockholders related to the Company's credit facility were outstanding at December 31, 2002 and 2001. The warrants are exercisable upon issuance and expire in April 2003. These warrants were valued at $2,310 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2000.

Warrants to purchase 84,000 shares of the Company's common stock at $3.15 per share relating to the line of credit provided by the stockholders were outstanding at December 31, 2002 and 2001. These warrants were valued at $2,520 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2000.

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

Warrants to purchase 84,000 shares of the Company's common stock at $1.80 per share and 7,000 shares of the Company's common stock at $2.125 per share relating to the line of credit provided by the stockholders were outstanding at December 31, 2002 and 2001. These warrants were valued at $31,922 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2001.

Warrants to purchase 84,000 shares of the Company's common stock at $1.05 per share and 7,000 shares of the Company's common stock at $1.45 per share relating to the line of credit provided by the stockholders were outstanding at December 31, 2002. These warrants were valued at $26,040 based on the market value of similar publicly traded warrants as of the date of grant. The total value of these warrants was charged to expense during the year ended December 31, 2002.

--------------------------------------------------------------------------------
                                     NOTE 4
                                STOCK OPTION PLAN
--------------------------------------------------------------------------------

During 1996 the Company's Board of Directors and stockholders formally approved the Company's stock option and restricted stock plan and non-employee director plan (the Plans), which permit the granting of options to purchase shares of the Company's common stock to eligible employees and directors. In August, 2001 the Board of Directors approved an amendment to the Plans increasing the number of shares available to the plans to 550,000. The Plans provide that the options may be either incentive or non-incentive stock options. The exercise price for the incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant and 85% of the fair market value with respect to the non-incentive stock options. Options granted under the Plans must be exercised in whole or in part within 10 years of the date of grant. The Company may also issue stock appreciation rights or restricted stock under the provisions of the Plans with similar terms to the incentive and non-incentive stock options. Shares available for grant under the Plans as of December 31, 2002 and 2001, were approximately 137,400 and 184,900 respectively.

The per share weighted average fair value of stock options granted during 2002 and 2001 was $.55 and $.40, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, expected volatility of 30.1% and 37.9%, respectively, and an expected life of 10 years, respectively. The risk free interest rate was 4.0% and 6.0% for 2002 and 2001, respectively.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 4
                          STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options to employees in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net loss and net loss per common share for the years ended December 31, 2002 and 2001, respectively, would have been adjusted to the pro forma amounts indicated below.

                                                       2002              2001
                                                   -----------      ------------
Net income (loss)
   As reported                                     $   461,330      $(1,357,031)
   Add:  Stock-based employee compensation
     expense included in reported net income,
     net of related tax effects                           --               --
   Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards, net
     of related tax effects                            (22,080)         (68,560)
                                                   -----------      -----------
   Pro forma                                       $   439,250      $(1,425,591)
                                                   ===========      ===========

Basic earnings (loss) per share
   As reported                                     $      0.12      $     (0.37)
   Pro forma                                       $      0.11      $     (0.38)

Diluted earnings (loss) per share
   As reported                                     $      0.12      $     (0.37)
   Pro forma                                       $      0.11      $     (0.38)


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
                          STOCK OPTION PLAN (CONTINUED)
--------------------------------------------------------------------------------

A summary of the aforementioned stock plan for the years ended December 31, 2002 and 2001 is as follows:

                                                   2002                       2001
                                         -----------------------    -----------------------
                                             Weighted Average           Weighted Average
                                          Number of    Exercise      Number of    Exercise
                                           Shares        Price        Shares        Price
                                         ----------- -----------    ----------- -----------
Balance at beginning of year                 372,600      $ 4.23        272,600      $ 4.23
Granted                                       40,000        1.32        100,000        1.48
Forfeited                                        --          --             --          --
Exercised                                        --          --             --          --
                                         ----------- -----------    ----------- -----------
Balance at the end of the year               412,600      $ 3.01        372,600      $ 3.13
                                         =========== ===========    =========== ===========
Exercisable at end of year                   372,600      $ 3.20        308,300      $ 3.12
                                         =========== ===========    =========== ===========
Weighted average fair value of
     options granted during the year                      $ 0.55                     $ 0.40
                                                     ===========                ===========

A summary of stock options granted at December 31, 2002 is as follows:

           Options Outstanding                           Options Excercisable
-------------------------------------------   --------------------------------------------
                               Weighted                                       Weighted
               Number           Average                      Number            Average
           Outstanding at      Remaining                 Excercisable at       Remaining
Exercise    December 31,      Contractual     Exercise    December 31,       Contractual
 Prices         2002       Life (in months)    Prices         2002        Life (in months)
--------   --------------  ----------------   --------   --------------   ----------------
 $5.60             9,500         22.50         $5.60             9,500          22.50
  5.13             9,500         22.50          5.13             9,500          22.50
  4.50            12,000         88.50          4.50            12,000          88.50
  4.13            97,600         52.70          4.13            97,600          52.70
  3.75            62,500         67.10          3.75            62,500          67.10
  3.50            12,000         85.50          3.50            12,000          85.50
  3.13             6,000         81.00          3.13             6,000          81.00
  3.00            47,500         82.50          3.00            47,500          82.50
  2.88            16,000         95.50          2.88            16,000          95.50
  2.25            16,000        100.50          2.25            16,000         100.50
  2.13             8,000         98.00          2.13             8,000          98.00
  1.60            24,000        112.50          1.60            24,000         112.50
  1.26            60,000        106.00          1.26            20,000         106.00
  1.20            16,000        106.00          1.20            16,000         106.00
  0.90            16,000        118.50          0.90            16,000         118.50
           -------------                      ------     -------------
                 412,600                       $3.20           372,600
           =============                      ======     =============

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 5
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

The company entered into a four-year contract with Trademarketing Resources, Inc. ("TRI") wherein TRI will develop a marketing strategy to broaden the use of Cragar's intellectual property, including the CRAGAR brand name. Under the terms of the agreement TRI will receive total compensation of $120,000 per year payable in common stock of Cragar. In addition, TRI will be paid a commission based on a percentage of gross royalty income from licensees obtained from TRI. The commission rate will vary from 25% of gross royalty income to 37.5% of gross royalty income based upon varying revenue levels. This contract may be cancelled after the second year if certain performance standards have not been met.

The Company and TRI renegotiated the issuance of common stock for 2002 and agreed to the issuace of 58, 182 common stock options with an exercise price of $.01 per share.

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INCOME TAXES
--------------------------------------------------------------------------------

The Company had no current income taxes for the years ended December 31, 2002 and 2001. As of December 31, 2002 deferred tax assets consist of the following:

          Net operating loss carryforwards-federal            4,517,000
          Net operating loss carryforwards-state                573,000
                                                           ------------

          Total deferred tax asset                            5,090,000
          Less valuation allowance                           (5,090,000)
                                                           ------------
          Net deferred tax asset                           $        --
                                                           ============

The Company has net operating loss carryforwards at December 31, 2002 of approximately $13,285,000 and $7,166,000 for federal and state income tax purposes, respectively, which begin to expire in 2015 and 2003, respectively.

The net change in the valuation allowance for the year ended December 31, 2002 was an increase of $594,000. For the year ended December 31, 2001 the net change was an increase of $134,100. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 6
                            INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

The effective tax rate is lower than the expected statutory rate due to the utilization of net operating loss carryforwards of approximately $650,000.

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

During December 1999 the Company entered into an agreement to sublease a substantial portion of the facilities that the Company leased. The Company continued to bear primary financial responsibility for the original lease of the facility. The sublease was cancelled in March 2001.

Total gross rental income for the years ended December 31, 2002 and 2001 was approximately zero and $440,000, respectively.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 8
                         INCOME (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------

A summary of the Company's basic and diluted income (loss) per share is as follows:

Years Ended December 31,

                                                                        2002            2001
                                                                   -------------   -------------
Net income (loss) before extraordinary items                       $     108,365   $  (1,357,031)
Extraordinary item - gain on forgiveness of debt                         352,965            --
                                                                   -------------   -------------
Income (loss) available to common stockholders used in basic EPS   $     461,330   $  (1,357,031)
                                                                   =============   =============

Basic EPS weighted average shares outstanding                          3,839,429       3,721,908
                                                                   =============   =============

Basic income (loss) per common share before extraordinary item     $        0.03   $       (0.37)
Extraordinary item                                                          0.09             --
                                                                   -------------   -------------
Basic (income) loss per common share                               $        0.12   $       (0.37)
                                                                   =============   =============

Diluted EPS weighted average shares outstanding                        3,886,168       3,721,908
                                                                   =============   =============

Diluted income (loss) per common and common equivalent
     share before extradorinary item                               $        0.03   $       (0.37)
Extraordinary item                                                          0.09             --
                                                                   -------------   -------------
Diluted income (loss) per common and common equivalent
     share before extradorinary item                               $        0.12$          (0.37)
                                                                   =============   =============

The weighted average shares outstanding for diluted earnings per share is increased by the issuance of 46,739 shares of common stock based upon the assumed exercise of 154,182 options and warrants.

--------------------------------------------------------------------------------
                                     NOTE 9
                               EXTRAORDINARY GAIN
--------------------------------------------------------------------------------

During the years ended December 31, 2002 and 2001 the Company recorded extraordinary gains in the amounts of $352,965 and $48,512, respectively, resulting from the forgiveness of debts by certain creditors of the Company. The extraordinary gain for the year ended December 31, 2002 includes the write off of approximately $231,000 to a vendor that filed bankruptcy in 1999. The assets of the vendor were subsequently purchased out of bankruptcy but it is the Company's understanding that their account receivable was not a part of the Plan. As the Company has not been contact in several years and based on their belief that their account receivable was not purchased out of bankruptcy they have written the amount off as of December 31, 2002. No tax is calculated on the gain due to the operating loss carryforwards that the Company has available to offset the resulting income.

                             CRAGAR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
                                     NOTE 10
                CONCENTRATIONS OF CREDIT RISK - MAJOR CUSTOMERS:
--------------------------------------------------------------------------------

During the year ended December 31, 2002 the Company received all of its licensing fee royalties from three licensees.

--------------------------------------------------------------------------------
                                     NOTE 11
                                  GOING CONCERN
--------------------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $16,740,884 as of December 31, 2002, has generated substantial losses from operations for several years, and has a stockholders' deficit of $996,691 as of December 31, 2002. The Company's business plan calls for a change in general business strategy, transitioning from the manufacturing, marketing and distribution of custom wheels and wheel accessories to the licensing of their products. The Company plans to maintain revenues from licensing agreements while substantially decreasing costs. There is no certainty that the Company's plans will be successfully carried out. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.