Form 10QSB
period 2003-03-31
CRAGAR INDUSTRIES INC /DE
filed 2003-05-15
CIK 1024125

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 2003


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _________ to __________

                           Commission File No. 1-12559

                             CRAGAR INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


                 DELAWARE                                86-0721001
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                 4620 EAST ARCADIA LANE, PHOENIX, ARIZONA 85018
              (Address of principal executive offices and zip code)


                                 (480) 596-6483
                           (Issuer's telephone number)

     Number of shares of common stock, $.01 par value, outstanding as of March 31, 2003: 3,839,429.

     Transitional small business disclosure format. Yes [ ] No [X]

================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                                               March 31,            December 31,
                                                                                 2003                   2002
                                                                             ------------           ------------
                                                                              (unaudited)
                                     ASSETS
Current Assets
       Cash and cash equivalents                                             $    100,280           $     18,616
       Trade receivables                                                          121,733                237,902
       Investments                                                                   --                   78,489
       Other current assets                                                        19,147                 40,310
                                                                             ------------           ------------
             Total current assets                                                 241,160                375,317
Investments                                                                        78,489                   --
Other Assets                                                                         --                   17,360
                                                                             ------------           ------------

Total Assets                                                                 $    319,649           $    392,677
                                                                             ============           ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
       Accounts payable                                                      $     62,096           $    110,968
       Notes payable - related parties                                          1,265,500              1,265,500
       Accrued interest                                                             9,219                  9,219
       Accrued expenses                                                            11,164                  3,681
                                                                             ------------           ------------
             Total current liabilities                                          1,347,979              1,389,368
                                                                             ------------           ------------

Total Liabilities                                                               1,347,979              1,389,368
                                                                             ------------           ------------

Stockholders' Deficit
       Common stock, par value $0.01; 10,000,000 shares authorized,
             3,839,429 shares issued and outstanding                               38,394                 38,394
       Additional paid-in capital                                              15,705,799             15,705,799
       Accumulated deficit                                                    (16,772,523)           (16,740,884)
                                                                             ------------           ------------
             Total stockholders' deficit                                       (1,028,330)              (996,691)
                                                                             ------------           ------------

Total Liabilities and Stockholders' Deficit                                  $    319,649           $    392,677
                                                                             ============           ============

See accompanying notes to condensed unaudited financial statements

                                     CRAGAR INDUSTRIES, INC.
                               Condensed Statements of Operations
                           Three Months Ended March 31, 2003 and 2002
                                           (unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                             -----------------------------------
                                                                                 2003                   2002
                                                                             ------------           ------------
Royalty revenues                                                             $    159,121           $    131,586

Cost of goods sold                                                                   --                     --
                                                                             ------------           ------------

                     Gross profit                                                 159,121                131,586

Selling, general and administrative expenses                                      158,521                154,187
                                                                             ------------           ------------

                     Income (loss) from operations                                    600                (22,601)
                                                                             ------------           ------------

Non-operating income (expense)
           Interest expense                                                       (33,601)               (27,138)
           Gain on disposition of assets                                             --                   35,513
           Litigation settlement                                                     --                  300,000
           Other                                                                    1,362                  3,275
                                                                             ------------           ------------
                     Total non-operating income (expense), net                    (32,239)               311,650
                                                                             ------------           ------------

Net earnings (loss) before income taxes                                           (31,639)               289,049

Income taxes                                                                         --                     --
                                                                             ------------           ------------

Net earnings (loss)                                                          $    (31,639)          $    289,049
                                                                             ============           ============

Basic earnings (loss) per common share                                       $      (0.01)          $       0.07
                                                                             ============           ============

Diluted earnings (loss) per common share                                     $      (0.01)          $       0.07
                                                                             ============           ============

Basic weighted average shares outstanding                                       3,839,429              3,897,611
                                                                             ============           ============

Diluted weighted average shares outstanding                                     3,839,429              3,901,900
                                                                             ============           ============

See accompanying notes to condensed unaudited financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             -----------------------------------
                                                                                 2003                   2002
                                                                             ------------           ------------
Cash Flows from operating activities
      Net earnings (loss)                                                    $    (31,639)          $    289,049
      Adjustments to reconcile net earnings (loss) to net cash flow in operating activities:
              Increase (decrease) in cash resulting from changes in:
                   Non-trade receivables                                          116,169               (149,193)
                   Other current assets                                            21,163                 17,055
                   Other assets                                                    17,360                 30,000
                   Accounts payable and accrued expenses                          (41,389)              (111,713)
                   Accrued interest                                                  --                    2,005
                                                                             ------------           ------------
                        Net cash provided by operating activities                 160,153                 77,203
                                                                             ------------           ------------

                        Net increase in cash and cash equivalents                 160,153                 77,203

Cash and cash equivalents at beginning of period                                   18,616                 33,216
                                                                             ------------           ------------

Cash and cash equivalents at end of period                                   $    178,769           $    110,419
                                                                             ============           ============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                 $     33,601           $     25,133
                                                                             ============           ============

See accompanying notes to condensed unaudited financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

      1.    Summary of Significant Accounting Policies

            Basis of Presentation:
            The interim financial data as of and for the three months ended March 31, 2003, and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three month period ended March 31, 2003 may not be indicative of the results for the entire year.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

            This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Results of Operations" and "Special Considerations," describe factors, among others, that could contribute to or cause such differences. Specifically, management is uncertain whether the anticipated cash flow from operations will be sufficient to meet the Company's anticipated operations and working capital needs. Therefore, the Company is seeking to secure additional working capital through the sale of equity or debt securities. There can be no assurance that the Company's cash flow will be sufficient to finance its operations as currently planned or that it will be able to supplement its cash flow with additional financing. In addition, no assurance can be given regarding the Company's ability to obtain such financing on favorable terms, if at all. If the Company is unable to obtain additional financing, its ability to meet its anticipated operating and working capital needs will be materially and adversely affected. As a result of the Company's stockholders' deficit and the uncertainty surrounding the Company's ability to meet its anticipated operating and working capital needs, the independent auditors' report on the Company's 2002 financial statements has been qualified for a going concern.

                                  INTRODUCTION

            In 2001, 2000, and 1999, we entered into Exclusive Field of Use License Agreements and amendments to the agreements with Performance Wheel Outlet, Inc., Weld Racing, Inc., and Carlisle Tire and Wheel Co., who, together, manufacture, market, sell, or distribute the products related to our one-piece wheel business, wrought wheel business, and steel outer rim wheel business. We rely on Performance's, Weld's, and Carlisle's greater financial, operational, and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenue in the form of quarterly royalty payments. In addition, we are entitled to royalties based on the net sales of any new products developed by Carlisle related to the steel outer rims wheel business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. We are also entitled to receive royalties based on net sales of any new products developed by Weld related to the wrought wheel business under the CRAGAR brand name, including two-piece aluminum wheels and new types of race wheels. Because our licensing partners' primary fiduciary obligation is to their stockholders rather than our stockholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See Item 1, "Business - Special Considerations."

            As part of our business strategy, we also pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI to act as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and to implement, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. Under the Agreement, TRI acted as our exclusive agent with respect to coordinating advertising and promotion of all of our products, services, and premiums across all media. TRI also oversaw and coordinated the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who directly provide us services directly under the agreement. On April 2, 2002 they also received an option to purchase an additional 58,182 shares of our common stock. On April 1, 2003, we terminated TRI's contract with an addendum that enables TRI to work with us on specified projects for a period ending December 31, 2003. There can be no assurance that we will be successful developing or implementing a marketing strategy without TRI or that we will generate any material sales of products utilizing our intellectual property.

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

RECENT DEVELOPMENTS

            On April 1, 2003, the Licensing Representation Agreement with TRI was terminated. We have agreed to work together with TRI on specified projects for a period ending December 31, 2003.

            During the first quarter 2003, Performance was in breach of its Exclusive Field of Use and Licensing Agreement. The breach related to Performance's failure to meet or exceed its minimum guaranteed payments for the fiscal year ended December 31, 2002. We are working with Performance to modify the Agreement in an attempt to cure the default and reduce the likelihood of future defaults.

RESULTS OF OPERATIONS (UNAUDITED)

            The following table sets forth various items as a percentage of net sales revenue for the three month periods ended March 31, 2003 and 2002:

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2003             2002
                                                   ----------       ----------
            Total revenues                            100.0 %          100.0 %
            Cost of goods sold                           00.0             00.0
                                                   ----------       ----------
            Gross profit                                100.0            100.0
            SG&A                                         99.6            117.2
                                                   ----------       ----------
            Income (loss) from operations                  .4            (17.2)
            Non-operating income (expense), net         (20.3)           236.8
            Income taxes                                 --               --
                                                   ----------       ----------
            Net earnings (losses)                       (19.9%)          219.6%
                                                   ==========       ==========

COMPARISON OF QUARTER ENDED MARCH 31, 2003 AND QUARTER ENDED MARCH 31, 2002

            REVENUE. Total revenues consist of royalties on the sale of licenced products. Total revenues for the quarter ended March 31, 2003 and 2002, were $159,121 compared to $131,586, which represents a 20.9% increase in total revenue.

            GROSS PROFIT. Gross profit is determined by subtracting the cost of goods sold from total revenue. Since our total revenue is derived from royalties, we did not realize any cost of goods sold. Therefore, Gross Profit for the fiscal quarter ended March 31, 2003 was $159,121 compared to $131,586 for the fiscal quarter ended March 31, 2002.

            SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended March 31, 2003 were $158,521 compared to $154,187 for the quarter ended March 31, 2002, a 2.8% increase.

            NON-OPERATING INCOME, NET. Non-operating expenses, net, for the fiscal quarter ended March 31, 2003 were $32,239 compared to non-operating income, net of $311,650 for the same fiscal quarter ended March 31, 2002. This decrease of $343,889, was attributable primarily to the settlement of the Titan International Lawsuit in March 2002.

            INCOME TAXES. Due to carry-forward losses from previous years, we had no income tax provision in the first fiscal quarters of 2003 or 2002.

            NET EARNINGS(LOSSES); EARNINGS (LOSSES) PER SHARE. Net earnings for the fiscal quarter ended March 31, 2002 were $289,049 compared to net loss of $31,639 for the fiscal quarter ended March 31, 2003. Basic earnings per share for the fiscal quarter ended March 31, 2002 were $0.07 compared to basic loss per share of $0.01 for the fiscal quarter ended March 31, 2003. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

            During the third quarter of fiscal year 2000, we paid off and terminated the $8.5 million credit facility with Nations Credit Commercial Funding Corporation. Two investors provided payoff proceeds totaling $1,200,000 at an interest rate of prime plus 2.25%. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of prime plus 2.25%. This loan is secured by substantially all of our assets and will expire in April 2004. During the fiscal year ended December 31, 2002 we paid off $40,000 of the loan balance and reduced the outstanding indebtness associated with the loans to $1,265,500.

            At December 31, 2002, we had an accumulated deficit of $16,740,884. For the fiscal quarter ended March 31, 2003 our operating activities provided $81,664 of cash, which was primarily attributable to our receiving the final installment of the settlement proceeds from Titan International.

            We do not anticipate any major capital budget expenditures in fiscal year 2003. In addition, we do not believe our operating activities will generate sufficient cash flow to meet our operating cash flow requirements and other current obligations. Consequently, it is likely we will be required to raise additional funds from equity or debt financing or receive an extension on our loans. However, we cannot provide any assurance that such additional financing will be available on terms acceptable to us, if at all. See Item 1 - "Business - Special Considerations."

SEASONALITY

            Historically, we have experienced higher total revenue in the first two quarters of the year than in the latter half of the year. We believe that this results from seasonal buying patterns resulting, in part, from an increased demand for certain automotive parts and accessories by customers having added liquidity from income tax refunds during the first half of the year. We expect this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by our license partners.

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

                             SPECIAL CONSIDERATIONS

            Our future operating results and financial condition are dependent upon, among other things, our ability to implement our business strategy. Some, but not all, potential risks and uncertainties that could affect our profitability are set forth below.

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

WE ARE DEPENDENT ON THIRD PARTIES TO GENERATE ROYALTIES.

            Our revenue and operating results are substantially dependent on the efforts and success of our third party licensing partners. Because the amount of royalties payable to us is determined by the net sales of those products by our licensing partners, our revenue is subject to our licensing partners' ability to generate substantial net sales and deliver a high-quality product on a timely basis to its customers. In addition, because our licensing partners' primary fiduciary obligations are to their stockholders rather than our stockholders, they may make decisions or take steps that would result in lower royalty payments. If our licensing partners do not meet their obligations under their respective licensing agreement, our primary remedy is to terminate that license agreement. This remedy is only effective if we can identify and secure other capable licensees to market and produce the affected products.

            During the first quarter 2003, Performance breached its Exclusive Field of Use and Licensing Agreement. The breach related to Performance's failure to meet its minimum guaranteed payments for the fiscal year ended December 31, 2002. We are working with Performance to modify the Agreement to cure the default and reduce the likelihood of future defaults.

WE MAY BE UNABLE TO SUPPORT MANUFACTURING, MARKETING, SALE, AND DISTRIBUTION IF ANY OF OUR LICENSE AGREEMENTS ARE TERMINATED.

            If any of our licensing partners terminate their license agreement or we terminate their license agreement for any reason, we may be forced to incur the cost of manufacturing, marketing, selling, and distributing the licensed products without the financial resources and distribution capabilities of our licensees. In the alternative, we would be forced to possibly secure another licensee capable of manufacturing, marketing, selling, and distributing the licensed products on our behalf and paying any royalties based on the net sales of those products. There can be no assurance that we would be able to meet these obligations in the event that one or more of the license agreements is terminated.

WE ARE DEPENDENT ON EXTERNAL FINANCING.

            During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2002. However, we extended the term of the loan to August 1, 2003. During the fiscal quarter ended March 31, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and will expire in April 2004. Upon expiration of these loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given, however, that additional financing will be available on terms acceptable to us, if at all.

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

ROYALTY PAYMENTS DECREASE AS A PERCENTAGE OF SALES AS ROYALTIES INCREASE.

            The royalty structure with two of our licensing partners provides for a decrease in percentage of net sales that determines our royalty payments as net sales increase above certain levels. As a consequence, the benefits of a substantial increase in sales sold by those licensing partners will be limited by the negotiated royalty fee structure.

THE EXTENSION OF OUR BRAND NAMES TO OTHER PRODUCTS MAY NOT BE SUCCESSFUL.

            Our business strategy will attempt to extend the CRAGAR brand names to new products developed by our licensees as well as to non-wheel related products within the automotive aftermarket industry. We regard this extension of our brand names to new products as a key element of a strategy that is designed to increase net sales of CRAGAR brand products to generate increased royalty revenue. There can be no assurance, however, that our licensees or we will be successful in developing and marketing any new products under the CRAGAR brand names, or if any new products are developed, that the net sales of these products will have a positive impact on our financial results.

WE HAVE NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO OUR STOCKHOLDERS.

            We anticipate using all royalty payments we receive pursuant to our licensing agreements for working capital and to reduce our debt. We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. As a result, stockholders should not anticipate that they will receive any royalties distribution generated by our licensing transactions.

WE ARE DEPENDANT ON KEY CUSTOMERS AND OUR LICENSEES ABILITY TO MARKET AND SELL TO EXISTING AND NEW CUSTOMERS.

            A limited number of customers historically accounted for a substantial portion of our revenue in each fiscal year. These customers currently do business with our licensees. We are dependent on royalties from sales of CRAGAR products by our licensing partners to customers including our previous customers. There can be no assurance that any of the licensees will be successful in their sales and marketing efforts.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

            The market for our products is highly competitive. Our royalties are based on our licensing partners ability to compete on product selection (which includes style and vehicle fit), timely availability of product for delivery, quality, design innovation, price, payment terms, and service. We believe that Weld, Carlisle, and Performance have sufficient financial, operational, and distribution capabilities to compete effectively within the custom aftermarket wheel industry. However, there can be no assurance that our licensing partners will be successful in marketing custom aftermarket wheels under the CRAGAR brand names. Increased competition could result in price reductions (which may be in the form of rebates or allowances), reduced margins, and loss of market share, all of which could have a material adverse effect on our licensing partners, possibly resulting in the reduction or elimination of royalty payments due to us.

GENERAL ECONOMIC FACTORS MAY ADVERSELY AFFECT OUR BUSINESS.

            The automotive aftermarket is directly impacted by several external factors, such as the general demand for aftermarket automotive parts, prices for raw materials used in producing our products, fluctuations in discretionary consumer spending, and general economic conditions, including, but not limited to, employment levels, business conditions, interest rates, and tax rates. While we believe that current economic conditions favor stability in the markets in which our products are sold, various factors, including, but not limited to, those listed above, could lead to decreased sales and increased operating expenses. We cannot provide any assurances that various factors will not adversely affect our licensing partners' businesses in the future, causing a decrease in royalty payments due us, or prevent us from successfully implementing our business strategies.

WE CANNOT PROVIDE ANY ASSURANCES OF ADDITIONAL SUCCESSFUL ALLIANCES.

            In furtherance of our business strategy, we will continue to consider alliances with other companies that could complement our business strategy, including other complementary automotive aftermarket product lines where we can capitalize on the CRAGAR brand name. We cannot provide any assurances that suitable licensing candidates can be identified, or that, if identified, adequate and acceptable licensing terms will be available to us. Furthermore, even if we complete one or more licensing agreements, there can be no assurance that our licensing partners will be successful in manufacturing, marketing, selling, and distributing the licensed products.

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

OUR OPERATING RESULTS MAY VARY SUBSTANTIALLY FROM QUARTER TO QUARTER.

            Our operating results traditionally have varied due to the size and timing of customer orders, delays in new product enhancements and new product introductions, vendor quality control and delivery difficulties, market acceptance of new products, product returns, product rebates and allowances, seasonality in product purchases by distributors and end users, and pricing trends in the automotive aftermarket industry in general and in the specific markets in which we participated and that our custom wheel licensees participate in. Historically, our net sales were highest in the first and second quarters of each fiscal year. Significant variation in orders during any period may have an impact on our cash flow or workflow. We believe that any period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. We expect that our licensing partners will be subject to the same variations and industry seasonality as we have experienced in the past. These variations may cause fluctuations in the sales of CRAGAR branded products thereby causing fluctuations in the royalties due us.

WE ARE SUBJECT TO CHANGING CUSTOMER TRENDS.

            Our success depends, in part, on the ability of our licensing partners to correctly and consistently anticipate, gauge, and respond in a timely manner to changing consumer preferences. We cannot provide any assurance that our licensed products will continue to enjoy acceptance among consumers or that any of the future CRAGAR branded products developed and marketed by our licensing partners will achieve or maintain market acceptance. Any misjudgment by our licensing partners of the market for a particular product or product extension, or their failure to correctly anticipate changing consumer preferences, could have a material adverse effect on their businesses, financial condition, and results of operations. Any material adverse effect experienced by our licensing partners may have an adverse effect on us and our business, financial condition, and results of operations.

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

WE ARE DEPENDENT ON KEY PERSONNEL.

            Our future success depends, in large part, on the efforts of Michael
L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held, as of December 31, 2002, more than 18.0% of our common stock. The successful implementation of our business strategies depend, in significant part, on the hiring of qualified management and other personnel by our licensing partners.

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


                                          CRAGAR INDUSTRIES, INC.


Dated:  May 15, 2003                      By: /s/ Michael L. Hartzmark
        ----------------                      ---------------------------
                                              Michael L. Hartzmark
                                              Chairman, CEO and Treasurer

Dated:  May 15, 2003                      By: /s/ Richard P. Franke
        ----------------                      ---------------------------
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

            6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                         /s/ Michael L. Hartzmark
                                            -----------------------------------
                                            Michael L. Hartzmark
                                            Chief Executive Officer

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

            6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                         /s/ Richard P. Franke
                                            -----------------------------------
                                            Richard P. Franke
                                            Chief Financial Officer