Form 10QSB
period 2003-06-30
CRAGAR INDUSTRIES INC /DE
filed 2003-08-19
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]     QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003


   [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition Period from _________ to __________

                           Commission File No. 1-12559


                             CRAGAR INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


            DELAWARE                                     86-0721001
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                 4620 EAST ARCADIA LANE, PHOENIX, ARIZONA 85018
              (Address of principal executive offices and zip code)

                                 (480) 947-2627
                           (Issuer's telephone number)

     Number of shares of common stock, $.01 par value, outstanding as of June 30, 2003: 3,839,429.

          Transitional small business disclosure format. Yes [ ] No [X]

================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                       June 30, 2003 and December 31, 2002



                                                                  JUNE 30,        DECEMBER 31,
                                                                    2003              2002
                                                                ------------      ------------
                                                                 (unaudited)
                                     ASSETS

Current Assets
       Cash and cash equivalents                                $     71,255      $     18,616
       Non-trade receivables                                         130,566           237,902
       Investments                                                    78,489            78,489
       Prepaid expenses                                                9,283            40,310
                                                                ------------      ------------
             Total current assets                                    289,593           375,317

Other Assets                                                           4,340            17,360
                                                                ------------      ------------
Total Assets                                                    $    293,933      $    392,677
                                                                ============      ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable                                         $     47,310      $    110,968
       Line of credit                                              1,265,500         1,265,500
       Accrued interest                                                8,992             9,219
       Accrued expenses                                                1,430             3,681
                                                                ------------      ------------
             Total current liabilities                             1,323,232         1,389,368
                                                                ------------      ------------

Stockholders' Deficit
       Common stock, par value $ .01; authorized
             10,000,000 shares 3,839,429 respectively
             issued and outstanding                                   38,394            38,394
       Additional paid-in capital - common                        15,705,799        15,705,799
       Accumulated deficit                                       (16,773,492)      (16,740,884)
                                                                ------------      ------------
             Total stockholders' deficit                          (1,029,299)         (996,691)
                                                                ------------      ------------
Total Liabilities and Stockholders' Deficit                     $    293,933      $    392,677
                                                                ============      ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)



                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
Net Sales                                                   $         --      $         --      $         --      $         --
Royalty revenues                                                 142,972           186,427           302,093           318,013
                                                            ------------      ------------      ------------      ------------
             Total revenues                                      142,972           186,427           302,093           318,013

Cost of goods sold                                                    --                --                --                --
                                                            ------------      ------------      ------------      ------------
             Gross profit                                        142,972           186,427           302,093           318,013

Selling, general and administrative expenses                     113,214           187,708           271,735           341,895
                                                            ------------      ------------      ------------      ------------

             Income (loss) from operations                        29,758            (1,281)           30,358           (23,882)
                                                            ------------      ------------      ------------      ------------

Non-operating income (expenses), net
       Interest expense                                          (33,713)          (40,410)          (67,314)          (67,548)
       Litigation settlement                                          --                --                --           300,000
       Other                                                       2,985               321             4,348            39,109
                                                            ------------      ------------      ------------      ------------
             Total non-operating income (expenses), net          (30,728)          (40,089)          (62,966)          271,561
                                                            ------------      ------------      ------------      ------------

Net earnings (loss) before income taxes                             (970)          (41,370)          (32,608)          247,679

Income taxes                                                          --                --                --                --
                                                            ------------      ------------      ------------      ------------
Net earnings (loss)                                         $       (970)     $    (41,370)     $    (32,608)     $    247,679
                                                            ============      ============      ============      ============
Basic earnings (loss) per share                             $      (0.00)     $      (0.01)     $      (0.01)     $       0.06
                                                            ============      ============      ============      ============
Weighted average shares outstanding - basic                    3,839,429         3,897,611         3,839,429         3,897,611
                                                            ============      ============      ============      ============
Diluted earnings (loss) per share                           $      (0.00)     $      (0.01)     $      (0.01)     $       0.06
                                                            ============      ============      ============      ============
Weighted average shares outstanding - diluted                  3,839,429         3,897,611         3,839,429         3,897,611
                                                            ============      ============      ============      ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------
                                                                                2003              2002
                                                                            ------------      ------------
Cash flows from operating activities
       Net earnings (loss)                                                  $    (32,608)     $    247,679
       Increase (decrease) in cash resulting from changes in:
             Non-trade receivables                                               107,336          (203,295)
             Prepaid expenses                                                     31,027            77,537
             Other assets                                                         13,020            30,000
             Accounts payable and accrued expenses                               (65,909)         (125,826)
             Accrued interest                                                       (227)            1,475
                                                                            ------------      ------------
                   Net cash provided by operating activities                      52,639            27,570
                                                                            ------------      ------------

Cash flows from financing activities
       Repayments of long-term debt                                                   --           (40,000)
                                                                            ------------      ------------
                   Net cash used in financing activities                              --           (40,000)
                                                                            ------------      ------------

                   Net increase (decrease) in cash and cash equivalents           52,639           (12,430)

Cash and cash equivalents at beginning of period                                  18,616            33,216
                                                                            ------------      ------------

Cash and cash equivalents at end of period                                  $     71,255      $     20,786
                                                                            ============      ============
Supplemental disclosure of cash flow information:
       Cash paid for interest                                               $     67,541      $     66,073
                                                                            ============      ============


See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
            Three Months and Six Months Ended June 30, 2002 and 2001
                                   (unaudited)



                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        --------------------------      --------------------------
                                                           2002            2001            2002            2001
                                                        ----------      ----------      ----------      ----------
Net Sales                                                      0.0%            0.0%            0.0%            0.0%
Royalty revenues                                             100.0%          100.0%          100.0%          100.0%
                                                        ----------      ----------      ----------      ----------
       Total revenues                                        100.0%          100.0%          100.0%          100.0%

Cost of goods sold                                             0.0%            0.0%            0.0%            0.0%
                                                        ----------      ----------      ----------      ----------

       Gross profit                                          100.0%          100.0%          100.0%          100.0%

Selling, general and administrative expenses                  79.2%          100.7%           90.0%          107.5%
                                                        ----------      ----------      ----------      ----------

       Income (loss) from operations                          20.8%           -0.7%           10.0%           -7.5%
                                                        ----------      ----------      ----------      ----------

Non-operating income (expenses), net
   Interest expense                                          -23.6%          -21.7%          -22.3%          -21.2%
   Litigation settlement                                       0.0%            0.0%            0.0%           94.3%
   Other                                                       2.1%            0.2%            1.4%           12.3%
                                                        ----------      ----------      ----------      ----------
       Total non-operating income (expenses), net            -21.5%          -21.5%          -20.8%           85.4%
                                                        ----------      ----------      ----------      ----------

Net earnings before income taxes                              -0.7%          -22.2%          -10.8%           77.9%

Income taxes                                                   0.0%            0.0%            0.0%            0.0%
                                                        ----------      ----------      ----------      ----------
Net earnings                                                  -0.7%          -22.2%          -10.8%           77.9%
                                                        ==========      ==========      ==========      ==========

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

1.          Summary of Significant Accounting Policies

            Basis of Presentation:
            The interim financial data as of and for the six month periods ended June 30, 2003, and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the six month period ended June 30, 2003 may not be indicative of the results for the entire year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The following disclosures, as well as other statements in the Company's report, including those contained below in this Item 2, "Results of Operations" and "Special Considerations," describe factors, among others, that could contribute to or cause such differences.

                                    OVERVIEW

     In 2000 and 1999, we entered into Exclusive Field of Use License Agreements and amendments to the agreements with Performance Wheel Outlet, Inc., Weld Racing, Inc., and Carlisle Tire and Wheel Co., who, together, manufacture, market, sell, or distribute the products related to our one-piece cast aluminum wheel business, wrought aluminum wheel business, and steel outer rim wheel business. We rely on Performance's, Weld's, and Carlisle's greater financial, operational, and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenue in the form of quarterly royalty payments. In addition, we are entitled to royalties based on the net sales of any new products developed by Carlisle related to the steel outer rims wheel business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. We are also entitled to receive royalties based on net sales of any new products developed by Weld related to the wrought aluminum wheel business under the CRAGAR brand name, including two-piece wrought aluminum wheels and new types of aluminum race wheels. Because our licensing partners' primary fiduciary obligation is to their stockholders rather than our stockholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name. See Item 1, "Business - Special Considerations."

     As part of our business strategy, we also pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI to act as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and to implement, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. Under the Agreement, TRI also acted as our exclusive agent with respect to coordinating advertising and promotion of all of our products, services, and premiums across all media. In addition, TRI oversaw and coordinated the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who provide us services under the agreement. On April 2, 2002 TRI personnel also received options to purchase an additional 58,182 shares of our common stock. On April 1, 2003, we terminated TRI's contract with an addendum that enables TRI to work with us on specified projects for a period ending December 31, 2003. There can be no assurance that we will be successful developing or implementing a marketing strategy without TRI or that we will generate any material sales of products utilizing our intellectual property.

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

RECENT DEVELOPMENTS

     On June 13, 2003, we announced that we had entered into a Definitive Agreement and Plan of Merger Agreement with Global Entertainment Corporation, a private company. Under the agreement that was approved by the boards of both companies, each share of Cragar common stock will be converted into approximately 0.21 of a share of Global Entertainment common stock. Upon consummation, Cragar shareholders will hold approximately 24% of the outstanding stock of Global Entertainment and Cragar will become a wholly owned subsidiary of Global Entertainment. In addition, the agreement calls for a portion of Cragar's debt to be converted into Global Entertainment common stock with the balance of the debt to either be converted into Global Entertainment common stock or assumed by Global Entertainment at holder's election prior to closing. The merger is structured to be tax free to the shareholders of Cragar.

     Global Entertainment will file a registration statement on Form S-4 with the Securities and Exchange Commission to register Global Entertainment common stock for issuance in the merger. The completion of the merger is subject to effectiveness of Global Entertainment's registration statement with the SEC and any applicable blue sky registration or qualification, the approval of the merger by 66-2/3% of Cragar's outstanding shares of common stock and other customary conditions. Stockholders of Cragar owning a total of approximately 39% of Cragar's outstanding common stock have agreed to vote in favor of the merger. Assuming the approval of Cragar stockholders and the satisfaction of various other conditions, the merger is expected to close in the third quarter of 2003.

     Global Entertainment is a diversified sports management, arena development and licensing company that through its subsidiary WPHL, in a joint operating agreement with the Central Hockey League (CHL), is the operator and franchisor of professional minor hockey teams in eight states. Its International Coliseum Corporation subsidiary designs, manages the construction of and acts as facility's manager for multipurpose sports and entertainment arenas with an average seating capacity of 5,400 in mid-market communities. The Global Entertainment Marketing System subsidiary presently handles all licensing and marketing operations.

     Simultaneously with signing the Definitive Agreement and Plan of Merger Agreement, we entered into two separate agreements with Global Entertainment. Global has agreed to takeover the responsibilities previously undertaken by TRI with respect to administrative services under an Administrative Services Agreement. Global Entertainment has also agreed to take over the responsibilities of TRI with respect to our licensing activities under the Licensing Representation Agreement.

     On April 1, 2003, the Licensing Representation Agreement with TRI was terminated. We have agreed to work together with TRI on specified projects for a period ending December 31, 2003.

     For the calendar year 2002 and for the first and second quarters of calendar 2003, Performance was in breach of its Exclusive Field of Use and Licensing Agreement. The breach related to Performance's failure to meet or exceed its minimum guaranteed payments for the fiscal year ended December 31, 2002 and for the quarters ended March 31, 2003 and June 30, 2003. We are working with Performance to modify the Agreement in an attempt to cure the default and reduce the likelihood of future defaults. In addition, we are evaluating alternatives to the relationship with Performance, including, but not limited to, finding another Licensee or evaluating our sourcing products.

     During the quarter ended June 30, 2003, we announced that we had entered into a Licensing Agreement with Quattro Brands, LLC. Quattro Brands is a Minnesota-based manufacturer and marketer of specialty chemical products. The automotive car care products will be sold under the CRAGAR brand and should be introduced during the third quarter of 2003 on the new website, www.cragarcarcare.com.

     On July 1, 2003 a group of private lenders lent us $560,000 so we could repay the loan to one of major stockholders, who had lent us money in 1998. The terms of the loan are identical to the terms of the loan from the Cragar stockholder. These lenders have agreed to convert the loan into shares of Global Entertainment common stock upon the consummation of the merger announced on June 13, 2003. The terms of the conversion are identical to those specified in the Definitive Agreement and Plan of Merger Agreement with respect to the conversion of the other $705,500 of debt from the other Cragar stockholders.

RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth various items as a percentage of net sales revenue for the three and six month periods ended June 30, 2003 and 2002:

                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                ---------------------------      -------------------------
                                                  2003               2002          2003             2002
                                                  ----               ----          ----             ----
     Total revenues                              100.0%             100.0%        100.0%           100.0%
     Cost of goods sold                             -                  -             -                -
                                                ------             ------        ------           ------
     Gross profit                                100.0              100.0         100.0            100.0
     SG&A                                         79.2              115.8          90.0            125.5
                                                ------             ------        ------           ------
     Income (loss) from operations                20.8              (15.8)         10.0            (25.5)
     Non-operating income (expense), net         (21.5)              (6.3)        (20.8)           103.4
     Income taxes                                   -                  -             -                -
     Extraordinary gain                             -                  -             -                -
                                                ------             ------        ------           ------
     Net earnings (loss)                         (  .7)%            (22.2)%       (10.8)%           77.9%
                                                ======             ======        ======           ======

COMPARISON OF QUARTER ENDED JUNE 30, 2003 AND QUARTER ENDED JUNE 30, 2002

     REVENUE. Total revenues consist of royalty payments on the sale of licensed products. Total revenues for the fiscal quarters ended June 30, 2003 and 2002, were $142,972 compared to $186,427, which represents a 23.3% decrease in total revenue. The decrease was primarily due to two factors: 1) the approximately $33,000 of royalties earned in the fiscal quarter ended June 30, 2002 that were the result of payments from a licensee for licensed products sold during 2000 and 2001, but not previously paid to us; and 2) a reduction in the royalties earned from our program with Performance.

     GROSS PROFIT. Gross profit is determined by subtracting the cost of goods sold from total revenue. Since our total revenue is derived from royalties, we did not realize any cost of goods sold. Therefore, Gross Profit for the fiscal quarter ended June 30, 2003 was $142,972 compared to $186,427 for the fiscal quarter ended June 30, 2002.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended June 30, 2003 were $113,214 compared to $187,708 for the quarter ended June 30, 2002, a 39.7% decrease. The decrease was primarily the result of lower legal expenses following the settlement of a major lawsuit in 2002.

     NON-OPERATING INCOME, NET. Non-operating expenses, net, for the fiscal quarter ended June 30, 2003 were $30,728 compared to non-operating expenses, net of $40,089 for the same fiscal quarter ended June 30, 2002. This decrease of $9,361, was attributable primarily to lower interest costs related to our credit facilities.

     INCOME TAXES. Due to carry-forward losses from previous years, we had no income tax provision in the first fiscal quarters of 2003 or 2002.

     NET EARNINGS(LOSSES); EARNINGS (LOSSES) PER SHARE. Net losses for the fiscal quarter ended June 30, 2002 were $41,370 compared to net loss of $970 for the fiscal quarter ended June 30, 2003. Basic losses per share for the fiscal quarter ended June 30, 2002 were $0.01 compared to basic loss per share of $0.00 for the fiscal quarter ended June 30, 2003. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 AND SIX MONTHS ENDED JUNE 30, 2002

     REVENUE. Total revenues consist of royalties on the sale of licensed products. Total revenues for the six months ended June 30, 2003 and 2002, were $302,093 and $318,013, respectively, representing a 5.0% decrease in total revenue. The decrease was due primarily to decreased sales by Performance, one of our licensees. In addition, total revenues for the six months ended June 30, 2002 included approximately $33,000 of royalties that were the result of back payments from a licensee for licensed products sold during 2000 and 2001, but not previously paid to us. A comparable amount was not included in our total revenue for the period ended June 30, 2003. The decrease was also the result of lower royalties earned in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 from our program with Performance. Royalties paid for the six months ended June 30, 2003 by Weld and Carlisle met or exceeded the royalties paid us for the six months ended June 30, 2002.

     GROSS PROFIT. Gross profit is determined by subtracting the cost of goods sold from total revenue. Since our total revenue is derived from royalties, we did not realize any cost of goods sold. Therefore, Gross Profit for the six months ended June 30, 2003 was $302,093 compared to $318,013 for the six months ended June 30, 2002.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the six months ended June 30, 2003 were $271,735 compared to $341,895 for the six months ended June 30, 2002, a 20.5% decrease. For the six months ended June 30, 2002, there were also legal costs associated with our lawsuit against Titan International that settled in 2002. Although there were no comparable legal costs for the six months ended June 30, 2003, we did incur legal and other costs associated with our anticipated merger with Global Entertainment.

     NON-OPERATING INCOME, NET. Non-operating expenses, net, for the six months ended June 30, 2003 were $62,967 compared to non-operating income, net of $271,561 for the same six month period ended June 30, 2002. This decrease of $334,498 was attributable primarily to the settlement of the Titan International Lawsuit during the period ended June 30, 2002.

     INCOME TAXES. Because of carry-forward losses from previous years, the Company had no income tax provision in the first fiscal quarter of 2003 or 2002.

     NET EARNINGS PER SHARE. Net loss for the six months ended June 30, 2003 was $32,609 compared to net earnings of $247,679 for the six months ended June 30, 2002. Basic loss per share for the six months ended June 30, 2003 were $0.01 compared to basic earnings per share of $.06 for the fiscal quarter ended June 30, 2002. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

     During the third quarter of fiscal year 2000, we paid off and terminated the $8.5 million credit facility with Nations Credit Commercial Funding Corporation. Two investors provided payoff proceeds totaling $1,200,000 at an interest rate of prime plus 2.25%. During the first quarter of fiscal year 2001, we entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of prime plus 2.25%. This loan is secured by substantially all of our assets and was recently extended to expire in April 2004. During the fiscal year ended December 31, 2002 we paid off $40,000 of the loan balance and reduced the outstanding indebtedness associated with the loans to

$1,265,500. On July 1, 2003, we paid off $560,000 of the investor loan by borrowing $560,000 from a group of lenders. The terms of the loan are similar to the terms of the investor loan we paid off. The only differences are 1) the lenders have agreed to convert the full amount of the loan into shares of Global Entertainment common stock at the closing of our merger with Global Entertainment, 2) the lenders did not receive any warrants associated with the loan, and 3) the term of the new loan is five years instead of the one year term of the old loan. Therefore, upon consummation of the anticipated merger with Global Entertainment, all $1,265,500 will convert into shares of Global Entertainment common stock.

     At December 31, 2002, we had an accumulated deficit of $16,740,884. For the six month period ended June 30, 2003 our operating activities provided $52,639 of cash, which was primarily attributable to our receiving the final installment of the settlement proceeds from Titan International.

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

     For the calendar year 2002 and for the first and second quarters of calendar 2003, Performance was in breach of its Exclusive Field of Use and Licensing Agreement. The breach related to Performance's failure to meet or exceed its minimum guaranteed payments for the fiscal year ended December 31, 2002 and for the quarters ended March 31, 2003 and June 30, 2003. We are working with Performance to modify the Agreement in an attempt to cure the default and reduce the likelihood of future defaults. In addition, we are evaluating alternatives to the relationship with Performance, including, but not limited to, finding another Licensee or evaluating our sourcing products.

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

WE ARE DEPENDENT ON EXTERNAL FINANCING.

     During the fiscal quarter ending September 30, 2000, we paid off and terminated our credit facility with the proceeds from a loan from two investors totaling $1,200,000 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was due to expire in August 2002. However, we extended the term of the loan to August 1, 2003. During the fiscal quarter ended June 30, 2001, we obtained a loan from an investor totaling $105,500 at an interest rate of 2.25% above the prime rate. The loan is secured by substantially all of our assets and was recently extended to expire in April 2004. On July 1, 2003, we paid off $560,000 of the investor loan by borrowing $560,000 from a group of lenders. The terms of the loan are similar to the terms of the investor loan we paid off. The only differences are 1) the lenders have agreed to convert the full amount of the loan into shares of Global Entertainment common stock at the closing of our merger with Global Entertainment, 2) the lenders did not receive any warrants associated with the loan, and

3) the term of the new loan is five years instead of one year. Therefore, upon consummation of the anticipated merger with Global Entertainment, all $1,265,500 will convert into shares of Global Entertainment common stock. Should the merger not be consummated, and upon expiration of this loan and the outstanding investor loans, it is likely we will be required to raise additional funds through equity or debt financing to repay such loans and to fund working capital. No assurance can be given however, that additional financing will be available on terms acceptable to us, if at all.

OUR INVESTMENT IN WRENCHEAD MAY NOT BE PROFITABLE.

     We own 485,000 shares of Wrenchead, Inc.'s common stock. Of this amount, we have assigned 208,108 shares of common stock to various parties and assigned all of the Preferred Stock. Most of the shares are assigned to Limited Partners of Cragar Investment Limited Partnership. As of December 31, 2001, the partnership had raised $3,020,000, which was used primarily to acquire the economic rights to 201,333 shares of Wrenchead, Inc.'s common stock owned by our company and to pay for the costs of forming and administering the partnership. We are the general partner of Cragar Investment Limited Partnership. During the first quarter of fiscal year 2002, we acquired and assigned to the Cragar Investment Limited Partnership 918,750 shares of Wrenchead, Inc. Series A Senior Convertible Preferred Stock. To complete this transaction, the Partnership raised $285,000 from a group of private investors. During the fourth quarter of fiscal year 2001, we reported a loss on our investment in Wrenchead, Inc. of $1,229,029 as a result of the reduction in the estimated market value of Wrenchead, Inc.'s common stock that we have not assigned. There can be no assurance that the investment in Wrenchead, Inc. will be profitable in the future.

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

WE HAVE NO DUTY TO DISTRIBUTE ROYALTY PAYMENTS TO OUR STOCKHOLDERS.

     We anticipate using all royalty payments we receive pursuant to our licensing agreements for working capital and to reduce our debt. We have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future. As a result, stockholders should not anticipate that they will receive any distributions generated by our licensing transactions.

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

OUR EXISTING STOCKHOLDERS MAY EFFECTIVELY CONTROL OUR COMPANY.

     Our directors, officers, and principal stockholders beneficially own, on a fully diluted basis, approximately 46.5% of our outstanding common stock. As a result, these persons have a significant influence on our affairs and management, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting the sale or merger of our company, and changing our dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of our company even when such a change of control would be in the best interest of our other stockholders.

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

WE ARE DEPENDENT ON KEY PERSONNEL.

     Our future success depends, in large part, on the efforts of Michael L. Hartzmark, our Chairman and Chief Executive Officer. The loss of the services of Dr. Hartzmark could have a material adverse effect on our business. While Dr. Hartzmark does not have an employment agreement with us, Dr. Hartzmark and his family beneficially held on a fully diluted basis, as of June 30, 2003, more than 18.2% of our common stock. The successful implementation of our business strategies depend, in significant part, on the hiring of qualified management and other personnel by our licensing partners.

WE HAVE NEVER PAID CASH DIVIDENDS.

     We have never paid cash dividends or stock dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. It is anticipated that any earnings will be used to finance growth of our business and to reduce our debt.

ITEM 3. CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.8 Agreement of Purchase and Sale of Assets between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (5)
10.9 Exclusive Field of Use License Agreement between the Registrant and Carlisle Tire and Wheel Co. dated October 15, 1999 (5)
10.10    Form of Promissory Note of the Registrant, dated December 22, 1999 (6)
10.11 Form of Security Agreement underlying Promissory Note of Registrant, dated December 22, 1999 (6)
10.12    Stock Option (7)
10.13    Sales Agreement (7)
10.14    Amendment to Sales Agreement (7)
10.15    Form of Promissory Note of the Registrant, dated August 1, 2000 (8)
10.16 Form of Security Agreement underlying Promissory Note of the Registrant, dated August 1, 2000 (8)
10.17 Form of Security Agreement (Pledge) underlying Promissory Note of the Registrant, dated August 1, 2000 (8)
10.18 Exclusive Field of Use License Agreement between the Registrant and Performance Wheel Outlet, Inc. dated September 1, 2000 (8)
10.19    Form of Promissory Note of the Registrant, dated March 1, 2001 (8)
10.20    Form of Restricted Stock Agreement with Trademarketing Resources, Inc.
         (9)
10.21    Licensing Representation Agreement with Trademarketing Resources, Inc.
         (10)
10.22 Definitive Agreement and Plan of Merger Agreement with Global Entertainment Corporation, dated June 13, 2003
11       Schedule of Computation of Earnings per Share
21       List of Subsidiaries of the Registrant (1)
31.1 Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1 Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

---------------
(1) Incorporated by reference to Cragar's Registration on Form SB-2 (No. 333-13415)
(2) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (No. 1-12559)
(3) Incorporated by reference to Cragar's Current Report of Form 8-K, filed January 23, 1999 (no. 1-12559)
(4) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on May 12, 1999 (no. 1-12559)
(5) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on November 15, 1999 (no. 1-12559)
(6) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 1-12559)
(7) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on August 15, 2000 (no. 1-12559)
(8) Incorporated by reference to Cragar's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (No. 1-12559)
(9) Incorporated by reference to Cragar's Registration Statement on Form S-8 filed on May 22, 2001 (No. 333-61414)
(10) Incorporated by reference to Cragar's Quarterly Report on Form 10-QSB, filed on August 14, 2001 (no. 1-12559)

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CRAGAR INDUSTRIES, INC.


Dated: August 14, 2003               By: /s/ Michael L. Hartzmark
       ---------------                   --------------------------
                                         Michael L. Hartzmark
                                         Chairman, CEO and Treasurer

Dated: August 14, 2003               By: /s/ Richard P. Franke
       ---------------                   --------------------------
                                         Richard P. Franke
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)