Form 10QSB
period 2003-09-30
CRAGAR INDUSTRIES INC /DE
filed 2003-11-14
CIK 1024125

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X]         QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003


                           Commission File No. 1-12559

                             CRAGAR INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


            DELAWARE                                      86-0721001
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 4620 EAST ARCADIA LANE, PHOENIX, ARIZONA 85018
              (Address of principal executive offices and zip code)

                                 (480) 947-2627
                           (Issuer's telephone number)

     Number of shares of common stock, $.01 par value, outstanding as of September 30, 2003: 3,900,221

     Transitional small business disclosure format. Yes [ ] No [X]

================================================================================

                             CRAGAR INDUSTRIES, INC.
                            Condensed Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                                                    September 30,        December 31,
                                                                                        2003                 2002
                                                                                    ------------         ------------
                                                                                     (unaudited)
                                     ASSETS

Current Assets
         Cash and cash equivalents                                                  $     61,716         $     18,616
         Non-trade receivables                                                           117,218              237,902
         Investments                                                                      78,489               78,489
         Prepaid expenses                                                                 10,270               40,310
                                                                                    ------------         ------------
                 Total current assets                                                    267,693              375,317

Other Assets                                                                                --                 17,360
                                                                                    ------------         ------------

Total Assets                                                                        $    267,693         $    392,677
                                                                                    ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                                                           $     89,131         $    110,968
         Notes payable - related parties - current                                       705,500            1,265,500
         Accrued interest                                                                  8,700                9,219
         Accrued expenses                                                                 12,405                3,681
                                                                                    ------------         ------------
                 Total current liabilities                                               815,736            1,389,368
                                                                                    ------------         ------------


Note payable - long term                                                                 560,000                 --
                                                                                    ------------         ------------

Total Liabilities                                                                      1,375,736            1,389,368
                                                                                    ------------         ------------

Stockholders' Deficit
         Common stock, par value $ .01; authorized 10,000,000 shares
                 3,900,221 and 3,839,429 respectively issued and outstanding              39,002               38,394
         Additional paid-in capital - common                                          15,705,715           15,705,799
         Accumulated deficit                                                         (16,852,760)         (16,740,884)
                                                                                    ------------         ------------
                 Total stockholders' deficit                                          (1,108,043)            (996,691)
                                                                                    ------------         ------------

Total Liabilities and Stockholders' Deficit                                         $    267,693         $    392,677
                                                                                    ============         ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Operations
         Three Months and Nine Months Ended September 30, 2003 and 2002
                                     (unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                            ----------------------------    ----------------------------
                                                                2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------
Royalty revenues                                            $    117,218    $    113,416    $    419,311    $    431,429

Selling, general and administrative expenses                     166,046         168,624         437,781         510,519
                                                            ------------    ------------    ------------    ------------

Loss from operations                                             (48,828)        (55,208)        (18,470)        (79,090)
                                                            ------------    ------------    ------------    ------------

Other operating income (expenses)
         Interest expense                                        (30,646)        (29,545)        (97,960)        (97,093)
         Other                                                       207          29,592           4,554          68,701
                                                            ------------    ------------    ------------    ------------
                 Total other operating income (expenses)         (30,439)             47         (93,406)        (28,392)
                                                            ------------    ------------    ------------    ------------

Non-operating income, net
         Litigation settlement                                      --            92,980            --           392,980
                                                            ------------    ------------    ------------    ------------
                 Total non-operating income, net                    --            92,980            --           392,980
                                                            ------------    ------------    ------------    ------------

Net earnings (loss) before income taxes                          (79,267)         37,819        (111,876)        285,498

Income taxes                                                        --              --              --              --
                                                            ------------    ------------    ------------    ------------

Net earnings (loss)                                              (79,267)         37,819        (111,876)        285,498
                                                            ============    ============    ============    ============

Basic earnings (loss) per share                             $      (0.02)   $       0.01    $      (0.03)   $       0.07
                                                            ============    ============    ============    ============

Weighted average shares outstanding - basic                    3,866,496       3,897,611       3,848,551       3,897,611
                                                            ============    ============    ============    ============

Diluted Net earnings (loss)share                            $      (0.02)   $       0.01    $      (0.03)   $       0.07
                                                            ============    ============    ============    ============

Weighted average shares outstanding - diluted                  3,866,496       3,981,611       3,848,551       3,981,611
                                                            ============    ============    ============    ============

See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                        2003                 2002
                                                                                    ------------         ------------
Cash flows from operating activities
         Net earnings (loss)                                                        $   (111,876)        $    285,498
         Increase (decrease) in cash resulting from changes in:
                 Non-trade receivables                                                   120,684             (130,798)
                 Prepaid expenses                                                         30,040              139,417
                 Other assets                                                             17,360               30,000
                 Accounts payable and accrued expenses                                   (13,113)            (254,567)
                 Accrued interest                                                           (519)               1,738
                                                                                    ------------         ------------
                         Net cash provided by operating activities                        42,576               71,288
                                                                                    ------------         ------------

Cash flows from financing activities
         Exercise of options                                                                 524                 --
         Proceeds from notes payable                                                     560,000                 --
         Repayments of note payable-related party                                       (560,000)             (40,000)
                                                                                    ------------         ------------
                         Net cash provided by (used in) financing activities                 524              (40,000)
                                                                                    ------------         ------------

                         Net increase in cash and cash equivalents                        43,100               31,288

Cash and cash equivalents at beginning of period                                          18,616               33,216
                                                                                    ------------         ------------

                                                                                    $     61,716         $     64,504
                                                                                    ============         ============
Supplemental disclosure of cash flow information:
         Cash paid for interest                                                     $     98,479         $     95,355
                                                                                    ============         ============


See accompanying notes to condensed financial statements

                             CRAGAR INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

     1.   Summary of Significant Accounting Policies

          Basis of Presentation:
          The interim financial data as of and for the nine month periods ended September 30, 2003, and 2002 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine month period ended September 30, 2003 may not be indicative of the results for the entire year.

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

                                    OVERVIEW

            In 2000 and 1999, we entered into Exclusive Field of Use License Agreements and amendments to the agreements with Performance Wheel Outlet, Inc., Weld Racing, Inc., and Carlisle Tire and Wheel Co., who, together, manufacture, market, sell, or distribute the products related to our one-piece cast aluminum wheel business, wrought aluminum wheel business, and steel outer rim wheel business. In September 2003, we terminated our Exclusive Field of Use License Agreement with Performance Wheel Outlet and substituted this agreement with an Exclusive Field of Use License Agreement with CIA Automotive Group (doing business as The Wheel Group) to manufacture, market, sell, and distribute products related to our one-piece cast aluminum wheel. We rely on The Wheel Group's, Weld's, and Carlisle's greater financial, operational, and distribution capabilities to increase net sales of the licensed products and generate a stream of increasing revenue in the form of quarterly royalty payments. In addition, we are entitled to royalties based on the net sales of any new products developed by Carlisle related to the steel outer rims wheel business under the CRAGAR brand name, including products and related accessories for vehicles other than automobiles, trucks, and vans, such as all-terrain vehicles and golf carts. We are also entitled to receive royalties based on net sales of any new products developed by Weld related to the wrought aluminum wheel business under the CRAGAR brand name, including two-piece wrought aluminum wheels and new types of aluminum race wheels. Because our licensees' primary fiduciary obligations are to their stockholders rather than our stockholders, they may make decisions or take steps that may result in lower royalty payments or that could adversely affect the CRAGAR brand name.

            As part of our business strategy, we also pursue licensing opportunities through the utilization of the CRAGAR brand name for other products, including, but not limited to, aftermarket performance automotive products. On April 1, 2001, we retained the services of Trademarketing Resources, Inc., or TRI to act as our exclusive licensing agent for the purposes of exercising the merchandising rights in and to the trademarks owned by us, including CRAGAR, CRAGAR Lite, Keystone Klassic, S/S, Street Pro, Star Wire, CRAGAR XLS, TRU=CRUISER, and TRU=SPOKE, and to implement, subject to our approval, a marketing strategy to broaden the use of our intellectual property, including the CRAGAR brand name. Under the Agreement, TRI also acted as our exclusive agent with respect to coordinating advertising and promotion of all of our products, services, and premiums across all media. In addition, TRI oversaw and coordinated the licensing activities of Carlisle, Weld, and Performance. As part of the agreement with TRI, we issued 58,182 shares of our common stock to certain individuals who provided us services under the agreement. On April 2, 2002 TRI personnel also received options to purchase an additional 58,182 shares of our common stock. All of these options were exercised during the third quarter 2003. On April 1, 2003, we terminated TRI's contract with an addendum that enables TRI to work with us on specified projects for a period ending December 31, 2003. There can be no assurance that we will be successful developing or implementing a marketing strategy without TRI or that we will generate any material sales of products utilizing our intellectual property.

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

            During the quarter ended June 30, 2003, we announced that we had entered into a Licensing Agreement with Quattro Brands, LLC. Quattro Brands is a Minnesota-based manufacturer and marketer of specialty chemical products. The automotive car care products are sold under the CRAGAR brand and were introduced during the third quarter of 2003 on the new website, www.cragarcarcare.com.

            On June 13, 2003, we announced that we had entered into a Definitive Agreement and Plan of Merger Agreement with Global Entertainment Corporation, a private company. Under the agreement that was approved by the boards of both companies, each share of our common stock will be converted into approximately
0.21 of a share of Global Entertainment common stock. Upon consummation, our shareholders will hold approximately 24% of the outstanding stock of Global Entertainment and we will become a wholly owned subsidiary of Global Entertainment. In addition, the agreement calls for all of our debt to be converted into Global Entertainment common stock. The merger is structured to be tax free to our stockholders.

            Global Entertainment is a diversified sports management, arena development and licensing company that through its subsidiary WPHL, in a joint operating agreement with the Central Hockey League (CHL), is the operator and franchisor of professional minor hockey teams in eight states. Its International Coliseum Corporation subsidiary designs, manages the construction of, and acts as facility's manager for multipurpose sports and entertainment arenas with an average seating capacity of 5,400 in mid-market communities. The Global Entertainment Marketing System subsidiary presently handles all licensing and marketing operations.

            Simultaneously with signing the Definitive Agreement and Plan of Merger Agreement, we entered into two separate agreements with Global Entertainment. Global has agreed to takeover the responsibilities previously undertaken by TRI with respect to our administrative services under an Administrative Services Agreement. Global Entertainment has also agreed to take over the responsibilities of TRI with respect to our licensing activities under the Licensing Representation Agreement.

RECENT DEVELOPMENTS

            On September 26, 2003 Global Entertainment filed a registration statement on Form S-4 with the Securities and Exchange Commission to register Global Entertainment common stock for issuance in the merger. The completion of the merger is subject to effectiveness of Global Entertainment's registration statement with the SEC and any applicable blue sky registration or qualification, the approval of the merger by 66-2/3% of our outstanding shares of common stock and other customary conditions. Stockholders owning a total of approximately 39% of our outstanding common stock have agreed to vote in favor of the merger. Assuming the approval of our stockholders and the satisfaction of various other conditions, the merger is expected to close in the fourth quarter of 2003.

            For the calendar year 2002 and for the first and second quarters of the calendar year 2003, Performance Wheel Outlet, Inc., one of our licensees, was in breach of its Exclusive Field of Use and Licensing Agreement. The breach related to Performance's failure to meet or exceed its minimum guaranteed payments for the fiscal year ended December 31, 2002, and for the quarters ended March 31, 2003, and June 30, 2003. We attempted to work with Performance to modify the agreement in an attempt to cure the default and reduce the likelihood of future defaults. However, this attempt was unsuccessful, and, as of September 11, 2003, the Field of Use License Agreement with Performance was terminated. In its place, we have negotiated a Field of Use License Agreement with CIA Wheel Group (doing business as The Wheel Group), which was effective as of October 1, 2003.

RESULTS OF OPERATIONS (UNAUDITED)

            The following table sets forth various items as a percentage of net sales revenue for the three and nine month periods ended September 30, 2003 and 2002:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ---------------------         ---------------------
                                                       2003           2002           2003           2002
                                                      ------         ------         ------         ------
         Royalty revenue                              100.0 %        100.0 %        100.0 %        100.0 %
         SG&A                                          141.7          148.7          104.4          118.3
                                                      ------         ------         ------         ------
         Loss from operations                          (41.7)         (48.7)          (4.4)         (18.3)
         Other operating income (expense), net         (25.9)          --            (22.3)           6.6
         Non-operating income, net                      --            (82.0)          --             91.1
         Income taxes                                   --             --             --             --
                                                      ------         ------         ------         ------
         Net earnings (loss)                           (67.6)%        (33.3)%        (26.7)%         66.2%
                                                      ======         ======         ======         ======

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 AND QUARTER ENDED SEPTEMBER 30, 2002

            ROYALTY REVENUE. Total royalty revenues consist of royalties earned on the sale of licensed products. ROYALTY revenues for the fiscal quarters ended September 30, 2003, and 2002 were $117,218 compared to $113,416, which represents a 3.4% increase in total revenue. The increase was primarily due to an increase in the royalties earned from licensees.

            SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the fiscal quarter ended September 30, 2003 were $166,046 compared to $168,624 for the quarter ended September 30, 2002, a 1.5% decrease.

            OTHER OPERATING INCOME. Other operating expenses for the fiscal quarter ended September 30, 2003 were $30,439 compared to operating income of $47 for the same fiscal quarter ended September 30, 2002. This increase in expense was primarily attributable to miscellaneous income earned in the fiscal quarter ended September 30, 2002.

            NON-OPERATING INCOME/EXPENSE, NET. Non-operating income, net, for the fiscal quarter ended September 30, 2002 was $92,890, primarily resulting from relief of debt associated with amounts owed on the legal fees attributed to the lawsuit against Titan International which settled as of March 18, 2002.

            INCOME TAXES. Due to carry-forward losses from previous years, there was no income tax provision in the third fiscal quarters of 2003 or 2002.

            Net Earnings (Loss). Earnings (Losses) per Share. Net earnings for the fiscal quarter ended September 30, 2002, were $37,819 compared to net loss of $79,267 for the fiscal quarter ended September 30, 2003. Basic earnings per share for the fiscal quarter ended September 30, 2002 were $0.01 compared to basic loss per share of $0.02 for the fiscal quarter ended September 30, 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

            ROYALTY REVENUE. Total royalty revenues consist of royalties earned on the sale of licensed products. Royalty revenues for the nine months ended September 30, 2003 and 2002 were $419,311 and $431,429, respectively, representing a 2.8% decrease in total revenue. The decrease was due primarily to decreased sales by Performance, a licensee.

            SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses consist primarily of accounting and legal expenses, office expenses, salaries and wages, marketing expenses, and general overhead. These expenses for the nine months ended September 30, 2003 were $437,781 compared to $510,519 for the nine months ended September 30, 2002, a 14.2% decrease. For the nine months ended September 30, 2002, there were legal costs associated with the lawsuit against Titan International that settled in 2002. Although there were no comparable legal costs for the nine months ended September 30, 2003, Cragar incurred legal and other costs associated with our anticipated merger with Global Entertainment.

            OTHER OPERATING INCOME/EXPENSE. Other operating expenses, for the nine months ended September 30, 2003 were $93,406 compared to $28,392 for the same nine month period ended September 30, 2002. This increase in expenses of $65,014 was primarily attributable to miscellaneous income earned in the nine month period ended September 30, 2002.

            NON-OPERATING INCOME. NET. Non-operating income, net, for the nine months ended September 30, 2002 was $392,980. This was attributable primarily to the settlement, in the amount of $300,000, of the Titan International Lawsuit during the nine-month period ended September 30, 2002 and the relief of debt associated with amounts owed on the legal fees attributed to the lawsuit.

            INCOME TAXES. Because of carry-forward losses from previous years, Cragar had no income tax provision in the first fiscal quarter of 2003 or 2002.

            Net Earnings(Loss) per Share. Net loss for the nine months ended September 30, 2003 was $111,876 compared to net earnings of $285,498 for the nine months ended September 30, 2002. Basic loss per share for the nine months ended September 30, 2003 was $0.03 compared to basic earnings per share of $.07 for the fiscal quarter ended September 30, 2002. See Exhibit 11 to this Quarterly Report on Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

            During the third quarter of fiscal year 2000, Cragar paid off and terminated the $8.5 million credit facility with Nations Credit Commercial Funding Corporation. Two investors provided payoff proceeds totaling $1,200,000 at an interest rate of prime plus 2.25%. During the first quarter of fiscal year 2001, Cragar entered into a similar agreement with another investor for a loan totaling $105,500 at an interest rate of prime plus 2.25%. This loan is secured by substantially all of our assets and was recently extended to expire in April 2004. During the fiscal year ended December 31, 2002, Cragar paid off $40,000 of the loan balance and reduced the outstanding indebtedness associated with the loans to $1,265,500. On July 1, 2003, we paid off $560,000 of the investor loan by borrowing $560,000 from a group of lenders. The terms of the loan are similar to the terms of the investor loan we paid off. The only differences are 1) the lenders have agreed to convert the full amount of the loan into shares of Global Entertainment common stock at the closing of the merger with Global Entertainment, 2) the lenders did not receive any warrants associated with the loan, and 3) the term of the new loan is five years instead of the one year term of the old loan. In addition, on September 1, 2003, $600,000 of the debt became due and payable and the lender agreed to extend the maturity date of the loan to September 1, 2004. Upon consummation of the anticipated merger with Global Entertainment, all $1,265,500 will convert into shares of Global Entertainment common stock.

            At December 31, 2002, we had an accumulated deficit of $16,740,884. For the nine month period ended September 30, 2003, our operating activities provided $42,576 of cash, which was primarily attributable to our receiving payments from our licensees for royalties owed.

            Cragar does not anticipate any major capital budget expenditures in fiscal year 2003. In addition, Cragar does not believe its operating activities will generate sufficient cash flow to meet its operating cash flow requirements and other current obligations. Consequently, it is likely Cragar will be required to raise additional funds from equity or debt financing or receive an extension on its loans. However, Cragar cannot provide any assurance that such additional financing will be available on terms acceptable to us, if at all.

SEASONALITY

            Historically, Cragar has experienced higher total revenue in the first two quarters of the year than in the latter half of the year. Cragar believes that this results from seasonal buying patterns due, in part, to an increased demand for certain automotive parts and accessories by customers having added liquidity from income tax refunds during the first half of the year. Cragar expects this seasonality to have an effect on the revenue stream derived from sales of CRAGAR brand products by the licensees.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

            None.

RECENT ACCOUNTING PRONOUNCEMENTS

            In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. Guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For certain guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. We adopted FIN No. 45 and it did not have an impact on our results of operations or financial position.

            In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities; consequently, there was no impact on our consolidated financial statements.

            In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, we do not expect the adoption of SFAS No. 149 to have an impact on our consolidated financial statements.

INFLATION

            Increases in inflation generally result in higher interest rates. Higher interest rates on Cragar's borrowings would decrease its profitability. To date, general price inflation has not had a significant impact on Cragar's operations; however, increases in metal prices have from time to time, and could in the future, adversely affect the total revenue derived from the sales of our licensed products.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

10.22 Global Entertainment Corporation Form S-4 registration statement, dated September 26, 2003

11        Schedule of Computation of Earnings per Share

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

                             CRAGAR INDUSTRIES, INC.

Dated:  November 14, 2003                  By: /s/ Michael L. Hartzmark
        -----------------                    --------------------------
                                           Michael L. Hartzmark
                                           Chairman, CEO and Treasurer

Dated:  November 14, 2003                  By: /s/ Richard P. Franke
        -----------------                      ------------------------
                                           Richard P. Franke
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)